Form 10-Q
period 1996-06-30
IMAGYN MEDICAL INC
filed 1996-08-14
CIK 1012134

                        Commission file number: 0-28244
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              IMAGYN MEDICAL, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                  77-0230712
(State or other jurisdiction     (I.R.S. Employer
             of               Identification Number)
      incorporation or
       organization)

                               27651 LA PAZ ROAD
                            LAGUNA NIGUEL, CA 92677
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (714) 362-2500

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.

Yes _X_    No ___

    As of August 15, 1996, 7,906,655 shares of the Registrant's Common Stock were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              IMAGYN MEDICAL, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996
                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    a)  Consolidated balance sheets at June 30, 1996 and December 31,
               1995
           b) Consolidated statements of operations for the three month periods ended June 30, 1995 and June 30, 1996 and six month periods ended June 30, 1995 and June 30, 1996
           c) Consolidated statements of cash flows for the six month periods ended June 30, 1995 and June 30, 1996
           d)  Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

      Signature

      Index to Exhibits

                              IMAGYN MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       DECEMBER 31,    JUNE 30,
                                                           1995          1996
                                                       ------------   -----------
                                                                      (UNAUDITED)
Current Assets:
  Cash and cash equivalents..........................  $  2,359,773   $44,790,777
  Short-term investments.............................     6,980,454     4,265,278
  Restricted cash....................................       131,000       317,325
  Accounts receivable, net...........................       909,139     1,581,568
  Inventories........................................     1,063,867     1,802,466
  Other current assets...............................       172,760       442,168
                                                       ------------   -----------
    Total current assets.............................    11,616,993    53,199,582
Furniture, fixtures and equipment, net...............       389,787       617,776
Other assets.........................................        17,642       226,209
                                                       ------------   -----------
    Total assets.....................................  $ 12,024,422   $54,043,567
                                                       ------------   -----------
                                                       ------------   -----------

                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                       AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...................................  $    441,868   $ 1,300,426
  Accrued salaries and benefits......................        83,158       102,539
  Accrued liabilities................................       660,889       679,194
                                                       ------------   -----------
    Total current liabilities........................     1,185,915     2,082,159
                                                       ------------   -----------
Deferred income......................................     1,000,000     1,000,000
                                                       ------------   -----------
Convertible redeemable preferred stock, 2,715,546 and
 0 shares issued and outstanding in 1995 and at June
 30, 1996, repectively...............................     9,935,981             0
                                                       ------------   -----------
Shareholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, $0.001 par value at June 30, 1996.
   50,000,000 shares authorized, 1,995,361 and
   7,906,655 issued and outstanding in 1995 and at
   June 30, 1996, respectively.......................    21,395,137         7,907
  Additional paid in capital.........................                  74,673,337
  Unearned compensation..............................      (753,640)     (877,139)
  Amounts due from stockholders......................      (195,900)     (120,900)
  Accumulated deficit................................   (20,543,071)  (22,721,797)
                                                       ------------   -----------
    Total stockholders' equity (deficit).............       (97,474)   50,961,408
                                                       ------------   -----------
Total liabilities, redeemable preferred stock and
 stockholders' equity (deficit)......................  $ 12,024,422   $54,043,567
                                                       ------------   -----------
                                                       ------------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED JUNE   SIX MONTHS ENDED JUNE
                                                              30,                      30,
                                                    -----------------------  ------------------------
                                                       1995         1996        1995         1996
                                                    -----------  ----------  -----------  -----------
                                                          (UNAUDITED)              (UNAUDITED)
Net Sales.........................................  $   399,162  $2,505,202  $   734,483  $ 3,972,620
Cost of sales.....................................      283,315   1,589,031      548,302    2,811,292
                                                    -----------  ----------  -----------  -----------
    Gross Profit..................................      115,847     916,171      186,181    1,161,328
                                                    -----------  ----------  -----------  -----------
Sales and marketing expenses......................      717,959     628,765    1,177,335    1,374,835
Research and development expenses.................      436,102     681,113      839,114    1,421,060
General and administrative expenses...............      293,561     433,910      567,715      879,934
                                                    -----------  ----------  -----------  -----------
                                                      1,447,622   1,743,788    2,584,164    3,675,829
                                                    -----------  ----------  -----------  -----------
    Loss from operations..........................   (1,331,775)   (827,617)  (2,397,983)  (2,514,501)
Other income (expense), net:
  Interest income.................................       12,042     219,416       28,978      339,827
  Interest expense................................     (217,129)          0     (217,677)           0
                                                    -----------  ----------  -----------  -----------
    Other income (expense), net...................     (205,087)    219,416     (188,699)     339,827
                                                    -----------  ----------  -----------  -----------
  Loss before provision for income taxes..........   (1,536,862)   (608,201)  (2,586,682)  (2,174,674)
                                                    -----------  ----------  -----------  -----------
Provision for income taxes........................          800       1,600          800        4,052
                                                    -----------  ----------  -----------  -----------
    Net loss......................................  $(1,537,662) $ (609,801) $(2,587,482) $(2,178,726)
                                                    -----------  ----------  -----------  -----------
                                                    -----------  ----------  -----------  -----------
Net loss applicable to common stock...............  $(1,557,662) $ (609,801) $(2,627,482) $(2,178,726)
                                                    -----------  ----------  -----------  -----------
                                                    -----------  ----------  -----------  -----------
Net loss per common share and common share
 equivalent.......................................  $     (0.37) $    (0.10) $     (0.62) $     (0.38)
                                                    -----------  ----------  -----------  -----------
                                                    -----------  ----------  -----------  -----------
Weighted average common shares and common share
 equivalents outstanding..........................    4,252,000   6,225,000    4,252,000    5,804,000
                                                    -----------  ----------  -----------  -----------
                                                    -----------  ----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED JUNE
                                                                  30,
                                                        ------------------------
                                                           1995         1996
                                                        -----------  -----------
                                                              (UNAUDITED)
Cash flows from operating activities:
Net loss..............................................  $(2,587,482) $(2,178,726)
Adjustments to reconcile net loss to net cash used by
 operating activities:
  Depreciation and amortization.......................      103,867      102,857
  Loss on disposal of furniture, fixtures and
   equipment..........................................       23,701
  Noncash interest on bridge financing warrants.......      190,550
  Compensation related to stock options vesting.......                   175,543
  Increase in accounts receivable.....................     (223,400)    (672,429)
  Increase in inventories.............................     (227,590)    (738,599)
  Increase in other current assets....................      (54,087)    (277,843)
  (Increase) decrease in other assets.................       33,440     (209,767)
  Decrease in accounts payable........................      169,638      527,557
  (Increase) decrease in accrued salaries and
   benefits...........................................      (18,231)      19,380
  Decrease in other accrued liabilities...............        8,639       18,305
                                                        -----------  -----------
    Net cash used by operating activities.............   (2,580,955)  (3,233,722)
                                                        -----------  -----------
Cash flows from investing activities:
  Cash proceeds from sale of furniture, fixtures and
   equipment..........................................          433
  Purchase of furniture, fixtures and equipment.......      (71,568)    (329,645)
  Purchase of short-term investments..................                (2,702,207)
  Sale of short-term investments......................                 5,417,383
  Increase in restricted cash.........................                  (186,325)
                                                        -----------  -----------
    Net cash provided (used) by investing
     activities.......................................      (71,135)   2,199,206
                                                        -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of bridge financing notes....    1,176,603
  Proceeds from sale of common stock..................                47,437,500
  Costs of equity issuances...........................                (4,017,348)
  Proceeds from exercise of stock options.............        2,953       45,368
                                                        -----------  -----------
    Net cash provided by financing activities.........    1,179,556   43,465,520
                                                        -----------  -----------
Net increase (decrease) in cash and cash
 equivalents..........................................   (1,472,534)  42,431,004
Cash and cash equivalents, beginning..................    2,021,359    2,359,773
                                                        -----------  -----------
Cash and cash equivalents, ending.....................  $   548,825  $44,790,777
                                                        -----------  -----------
                                                        -----------  -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Income taxes......................................  $   --       $     1,600
                                                        -----------  -----------
                                                        -----------  -----------
    Interest..........................................  $       548  $   --
                                                        -----------  -----------
                                                        -----------  -----------
Supplemental schedule of noncash investing and
 financing activities:
  Accretion of Series C convertible redeemable
   preferred stock against accumulated deficit........  $    40,000
  Exchange of convertible redeemable preferred stock
   for common stock...................................               $ 9,935,981
  Unearned compensation related to stock options
   granted............................................      845,870      299,043
  Settlement of amounts due from stockholder..........                    83,435
  Costs of equity issuances not yet paid..............                   331,002

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY:
    Imagyn Medical, Inc. (the "Company") was incorporated in 1989. The Company designs, develops and markets micro-invasive, cost effective devices for the diagnosis and treatment of gynecological and reproductive disorders.

    Imagyn International, Inc. was organized as a wholly-owned subsidiary of the Company in 1993. Imagyn International, Inc. was created to facilitate the marketing, sales and distribution of the Company's product in international markets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION

    Sales and related cost of goods sold are recognized when goods are shipped to customers. The majority of the Company's customers are distributors which sell goods to third-party end-users. The Company is not contractually obligated to repurchase any inventory from its distributors. The Company records a warranty accrual at the time of sale for estimated claims.

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash in banks, certificates of deposit, and short-term investments with acquired maturities of three months or less. The carrying amount of cash and cash equivalents approximates market value.

    SHORT TERM INVESTMENTS

    The short-term investments are managed by an outside brokerage firm and consist primarily of commercial paper, certificates of deposit, and short-term bond instruments with acquired maturities of one year or less. The carrying amount of short-term investments is the cost plus interest earned through the balance sheet date, which approximates market value.

    INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventories consisted of the following:

                                                        DECEMBER 31,    JUNE 30,
                                                            1995          1996
                                                        ------------   ----------
                                                                       (UNAUDITED)
Raw material..........................................   $   372,730   $  875,590
Work in-process.......................................       248,097      411,719
Finished goods........................................       443,040      515,157
                                                        ------------   ----------
                                                         $ 1,063,867   $1,802,466
                                                        ------------   ----------
                                                        ------------   ----------

    FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease or its estimated useful life.

                              IMAGYN MEDICAL, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Repairs and maintenance are expensed as incurred while renewals or betterments are capitalized. Upon the sale or retirement of furniture, fixtures and equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in operations.

    INTERIM FINANCIAL STATEMENTS

    The financial statements at June 30, 1996 and for the three and six month periods ended June 30, 1995 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Results of the June 30, 1996 period are not necessarily indicative of the results for the entire year.

3.  NET LOSS PER COMMON SHARE:
    Net loss per common share is based on reported net loss, with such reported net loss increased for accretion of the Series C preferred stock. The resulting amount is presented below as loss applicable to common stock.

    Such loss applicable to common stock in each period presented is divided by the weighted average number of outstanding common shares which, along with shares issuable under other equity securities, have been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") Topic 4-D. The SAB requires that common stock issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which become issuable during the same period pursuant to the issuance of warrants or grant of stock options (using the treasury stock method), and the issuance of convertible preferred stock, at prices less than the per share initial public offering price be included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented.

                                          FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                          -----------------------------------  ----------------------------------
                                                1995               1996              1995              1996
                                          -----------------  ----------------  -----------------  ---------------
                                                      PER               PER                PER              PER
                                           AMOUNT    SHARE   AMOUNT    SHARE    AMOUNT    SHARE   AMOUNT   SHARE
                                          --------   ------  -------   ------  --------   ------  -------  ------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net loss.......................  $(1,538)   $(0.36) $ (610)   $(0.10) $(2,587)   $(0.61) $(2,179) $(0.38)
Adjustment for accretion of Series C
 preferred stock........................      (20)    (0.01)                       (40)    (0.01)
                                          --------   ------                    --------   ------
Net loss applicable to common stock and
 net loss per common share and common
 equivalent share.......................  $(1,558)   $(0.37) $ (610)   $(0.10) $(2,627)   $(0.62) $(2,179) $(0.38)
                                          --------   ------  -------   ------  --------   ------  -------  ------
                                          --------   ------  -------   ------  --------   ------  -------  ------
Weighted average number of:
Common shares...........................      585             3,782                585             2,909
Common equivalent shares................    3,667             2,443              3,667             2,895
                                          --------           -------           --------           -------
Weighted average common shares and
 common equivalent shares outstanding...    4,252             6,225              4,252             5,804
                                          --------           -------           --------           -------

    Primary and fully-diluted loss per share amounts do not differ.

4.  SALE OF COMMON STOCK:
    In June 1996, the Company completed the initial public offering of its common stock in which 3,125,500 shares of common stock were sold raising net proceeds of $43 million. In connection with this offering, all outstanding shares of preferred stock were automatically converted into 2,715,546 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors set forth under "Factors Affecting Operating Results" below.

BACKGROUND

    Imagyn Medical, Inc. ("Imagyn" or the "Company") was formed in 1989 to advance the development of gynecological applications of novel catheter technology licensed by the Company from Baxter Healthcare Corporation and Dr. Thomas J. Fogarty. In 1992, the Company commenced commercial shipments of its Ovation systems, based on this technology, to international distributors for resale to physicians and hospitals. In 1994 and 1995, the Company realigned its international distribution for the Ovation systems. This realignment involved both a reduction in the number of distributors and the establishment of direct sales activities through a limited number of employees and agents in the Company's most important markets, the United Kingdom, Germany and Australia.

    In November 1992, the Company entered into an agreement with Terumo Corporation ("Terumo") for the sale and licensed manufacture of the Ovation systems in Japan. In connection with the granting of the distribution and license rights under this agreement, Terumo paid the Company distribution and license fees aggregating $2.1 million. Based on the Company's continuing obligations under the agreement to transfer manufacturing know-how for the Ovation systems to Terumo, the license fees of $1.0 million have been treated as deferred income until such time as the Company completes the transfer of the manufacturing know-how pursuant to the agreement. The Company is required to complete such transfer by August 1997, after which the Company will receive royalties on product sales by Terumo. During 1993 and 1994, Terumo conducted clinical trials in Japan for the purpose of supporting regulatory and reimbursement approvals for the Ovation system. In August 1995, Terumo received Japanese regulatory approval for marketing of the Ovation tubal recanalization system.

    In 1994, the Company commenced international commercial shipments of its MicroLap microlaparoscopy system. By February 1995, the Company had received three FDA 510(k) clearances for the MicroLap system, after which the Company commenced marketing the system in the United States. The Company engaged the services of non-stocking sales representative organizations to promote sales of the MicroLap system.

    In October 1995, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC") pursuant to which USSC was granted exclusive international marketing rights for the MicroLap system in all international markets (excluding China and India). USSC was also granted, on a co-exclusive basis with the Company, marketing rights to the MicroLap system in the United States. As a result of the agreement with USSC, the Company has initiated the termination of all of its international distributors for the MicroLap system and, in connection with these terminations, the Company made certain payments to these distributors. USSC commenced the sales and marketing of the Company's Microlap products in early 1996.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    NET SALES. Net sales for the three months ended June 30, 1996 increased to $2.5 million from $399,000 for the three months ended June 30, 1995. The increase was primarily the result of MicroLap system sales to USSC. There were no sales to USSC during the three months ended June 30, 1995.

For the three months ended June 30, 1996, 9% of the Company's sales were to international customers; for the three months ended June 30, 1995, 81% of the Company's sales were to international customers. The decrease in the percentage of the Company's sales to international customers is primarily the result of the increase in United States sales and the termination of the Company's international distributors for the MicroLap system. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC are expected to include sales to international customers made through Autosuture, Inc., a subsidiary of USSC.

    COST OF SALES. Cost of sales for the three months ended June 30, 1996 increased to $1.6 million from $283,000 for the three months ended June 30, 1995. The increase in cost of sales was attributable to the increase in the level of sales for the period.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 1996 decreased to $629,000 from $718,000 for the three months ended June 30, 1995. The decrease was primarily associated with a decrease in promotional expenditures.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 1996 increased to $681,000 from $436,000 for the three months ended June 30, 1995. This increase was attributable to increased expenditures for product development and enhancements and costs associated with clinical trials of the Ovation falloposcopy system in the United States.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1996 increased to $434,000 from $294,000 for the three months ended June 30, 1995. The increase was primarily associated the amortization of non-cash deferred compensation charges associated with grants of stock options to employees. There was no amortization of deferred compensation charges during the three months ended June 30, 1995.

    INTEREST INCOME (EXPENSE), NET. Net interest income for the three months ended June 30,1996 increased to $219,000 from net interest expense of $205,000 for the three months ended June 30,1995. This increase was attributable to interest earned on higher cash balances held by the Company during the three months ended June 30, 1996 and the retirement of bridge financing notes.

    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    NET SALES. Net sales for the six months ended June 30,1996 increased to $4.0 million from $734,000 for the six months ended June 30,1995. The increase was primarily the result of MicroLap system sales to USSC. There were no sales to USSC during the six months ended June 30, 1995. For the six months ended June 30, 1996, 8% of the Company's sales were to international customers; for the six months ended June 30, 1995, 86% of the Company's sales were to international customers. The decrease in the percentage of the Company's sales to international customers is primarily the result of the increase in United States sales and the termination of the Company's international distributors for the MicroLap system.

    COST OF SALES. Cost of sales for the six months ended June 30, 1996 increased to $2.8 million from $548,000 for the six months ended June 30, 1995. The increase was attributable to the increase in sales as well as costs associated with increased manufacturing support expenditures. Cost of sales during the six months ended June 30,1996 also included nonrecurring production costs and inefficiencies associated with the rapid increase and expansion of production operations at the Company's current manufacturing facilities.

    SALES AND MARKETING. Sales and marketing expenses for the six months ended June 30, 1996 increased to $1.4 million from $1.2 million for the six months ended June 30, 1995. The increase was primarily associated with the increase in the number of the Company's marketing and sales personnel and in customer support expenses.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended June 30, 1996 increased to $1.4 million from $839,000 for the six months ended June 30, 1995. This increase was attributable to increased expenditures for product development and enhancements and costs associated with clinical trials of the Ovation falloposcopy system in the United States.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30,1996 increased to $880,000 from $568,000 for the six months ended June 30, 1995. The increase was primarily associated with the hiring of additional personnel and the amortization of non-cash deferred compensation charges associated with grants of stock options to employees. There was no amortization of deferred compensation charges during the six months ended June 30, 1995.

    INTEREST INCOME (EXPENSE), NET. Net interest income for the six months ended June 30, 1996 increased to $340,000 from net interest expense of $189,000 for the six months ended June 30, 1995. This increase was attributable to interest earned on higher cash balances held by the Company during the six months ended June 30, 1996 and the retirement of bridge financing notes.

INCOME TAXES

    The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1995 have been established to reflect these uncertainties.

    At December 31, 1995, the Company had federal and state net operating loss carryforwards of $12.4 million and $5.9 million, respectively, and federal and state research and experimentation credit carryforwards of $560,000 and $220,000, respectively, that will expire at various dates beginning in 1997 through 2010, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to a substantial annual limitation due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation is likely to result in the expiration of most of the Company's net operating loss and tax credit carryforwards before full utilization as a result of the September 1995 recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its net sales, resulting in an accumulated deficit of $22.7 million as of June 30, 1996. The Company has funded its operations since incorporation primarily through the private placement of equity securities and other operating income. Through June 30, 1996, the Company had raised $30.3 million from the private placement of equity securities. Through June 30, 1996, the Company had received $5.6 million in fees relating to two distribution agreements. In June, 1996, the Company completed the initial public offering of 3,162,500 shares of Common Stock raising net proceeds of approximately $43 million.

    At June 30, 1996, the Company's principal source of liquidity consisted of cash, cash equivalents and short-term investments of $49.1 million. Cash used in the Company's operations increased to $3.2 million for the six months ended June 30, 1996 from $2.6 million for the six months ended June 30, 1995. This increase was primarily due to increased working capital requirements. The Company's capital expenditures during the year ended December 31, 1995 and the six months ended June 30, 1996 were $163,000 and $330,000, respectively. The Company anticipates that capital expenditures will increase in future periods due to expansion of manufacturing operations and facilities. The Company intends to finance its capital needs principally its existing capital resources. The Company has not sought to obtain any credit facilities to provide additional working capital.

    Imagyn believes that existing capital resources will be sufficient to fund its operations through 1997. However, the Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the resources that the Company devotes to marketing, manufacturing and developing its products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and the resources required to expand manufacturing capacity and facilities requirements. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional funding, if needed, will be available on terms satisfactory to the Company, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the business, financial condition and results of operations of the Company.

FACTORS AFFECTING OPERATING RESULTS

    This report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The Company's future results of operations could vary significantly from the results anticipated by such forward looking statements as a result of various factors, including the following.

    Imagyn is substantially dependent upon the success and market acceptance of its MicroLap microlaparoscopy system, MicroSpan microhysteroscopy system and Ovation systems. The Company's MicroLap and Ovation systems have generated limited revenue to date and the MicroSpan system has not been commercially introduced. There can be no assurance that any of the Company's existing or future products will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States regulatory approvals and reimbursement are obtained. The Company believes that market acceptance of the MicroLap system will depend on the Company's and USSC's ability to provide evidence to the medical community of the effectiveness of micro-invasive laparoscopic procedures. Market acceptance will also be dependent upon the durability and performance of the MicroLap. The Company believes that market acceptance of its MicroSpan system will depend on the Company's ability to demonstrate the utility of diagnostic and operative hysteroscopy. In particular, market acceptance of diagnostic microhysteroscopy may be limited because some physicians and payors view hysterectomy, the surgical removal of the uterus, as the appropriate therapy for a variety of uterine disorders as a hysterectomy precludes the recurrence of the uterine disorders. Such physicians or payors may be reluctant to perform or pay for diagnostic microhysteroscopy to visualize the uterus if the ultimate treatment outcome is likely to be a hysterectomy. In addition, several less-invasive alternatives to operative hysteroscopy are either under development, in clinical trials or have recently been introduced. Market acceptance of diagnostic use of the MicroSpan system may also therefore be dependent upon acceptance of these less invasive alternatives to hysterectomy. Market acceptance of the MicroLap and MicroSpan systems will also be dependent upon willingness of physicians to perform laparoscopic and hysteroscopic procedures, which have traditionally been performed in the hospital under general anesthesia, in an office or clinic, and the ability of MicroLap laparoscopes and MicroSpan microhysteroscope to be used with a broad variety to sterilization methods preferred by users of the Company's products in non hospital settings. In particular, physician acceptance of microlaparoscopy and microhysteroscopy may be affected by the unwillingness of physicians to perform these procedures under conscious sedation rather than under general anesthesia, availability in the physician's office of necessary ancillary capital equipment such as cameras and light sources, and availability of a sufficiently large patient base to support an office-based microsurgery practice. The Company believes that market acceptance of the Ovation systems will depend on the Company's ability to demonstrate the utility of falloposcopy and recanalization in diagnosing and managing infertility sufficiently to create an interest on the part of physicians to be trained to perform such procedures using the Company's Ovation systems. Market acceptance will also be dependent upon the availability of third-party reimbursement for procedures performed using the Company's products. Failure of the Company's products to achieve significant market acceptance or to expand the number of applications for the Company's product systems and technologies would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has a limited history of operations and has sustained substantial operating losses since inception, and there can be no assurance that the Company will achieve or sustain profitability. To date, the Company has generated only limited revenues, primarily from sales of its Ovation systems in international markets and sales of its MicroLap system in both the United States and international markets. The Company does not have experience in manufacturing, marketing or selling its products in the quantities that will be necessary for the Company to achieve significant commercial revenues or profitability. There can be no assurance that the any of the Company's products will be successfully commercialized or that the Company will achieve significant revenues. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon a number of factors, including the Company's ability to increase its commercial manufacturing capability and establish marketing and sales capabilities and its ability to develop additional distribution relationships in targeted international markets. There can be no assurance that the Company will not experience future difficulties related to the Company's transition to a larger-scale commercial enterprise, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has only limited experience in manufacturing its products in commercial quantities and has not manufactured any of its products in the quantities that will be necessary for achievement of significant commercial sales or profitability. There can be no assurance that reliable, high-volume manufacturing can be established by the Company or maintained at commercially reasonable costs on a timely basis, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. If the Company is unable to increase its in-house manufacturing capacity and capability, the Company may need to obtain alternative manufacturing facilities or establish additional contract manufacturing for its products, and delays associated with, or inability to establish, such additional capacity could have a material adverse affect on the Company's business, financial condition and results of operations. The Company currently obtains certain components of its product systems from single source suppliers. Delays associated with any future raw materials or component shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities.

    A key element of the Company's strategy has been and is expected to continue to be the establishment of strategic marketing alliances with major medical products companies. To date, the Company has entered into two such agreements. Product sales to Terumo and USSC in 1995 accounted for 25% and 11%, respectively, of net sales. The Company anticipates that the percentage of net sales to Terumo and USSC will increase during 1996 and that the Company will continue to be dependent upon these companies for a significant portion of its future product sales. The failure or loss of strategic alliances with USSC and Terumo, or the Company's inability to enter into future necessary strategic alliances, would have a material adverse affect on the Company's business, financial condition and results of operations.

    The Company has only limited experience marketing and selling its products, and does not have experience marketing and selling its products in commercial quantities. There can be no assurance that the Company will be successful in establishing marketing, sales and distribution channels in key markets in the United States or internationally. The failure to establish and maintain effective distribution channels for the Company's products, or to retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

    The manufacture and sale of medical devices, such as the Company's MicroLap system, MicroSpan microhysteroscopy system and Ovation linear everting catheter systems, are subject to extensive regulation by numerous government authorities, both in the United States and internationally. In the United States, the principal regulatory authority is the FDA. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. The FDA requires companies desiring to market a new medical device or an existing medical device for a major change in intended use to obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such medical device into the market. To date, the Company has received three 510(k) clearances for its MicroLap microlaparoscopy system. The Company will be required to submit additional 510(k) premarket notifications for the version of the MicroSpan microhysteroscopy system that it plans to introduce in late 1996. There can be no assurance that the Company will be able to obtain 510(k) clearance for the MicroSpan system on a timely basis or at all. The Company does not have United States regulatory clearance or approval for its Ovation falloposcopy or tubal recanalization systems and intends to file a PMA application for use of the Ovation falloposcopy system for the diagnosis of occlusions of fallopian tubes based on a clinical study currently being conducted. The Company anticipates that it will be required to file 510(k) premarket notifications and PMA applications for future products and for new indications for, and changes to, existing products. There can be no assurance that the Company will be able to obtain any such 510(k) clearances or PMA approvals in a timely fashion or at all. Moreover, regulatory approvals and clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's ability to compete effectively will depend substantially on its ability to develop and maintain proprietary aspects of its technology. No assurance can be given that any patents held by or licensed to the Company or issued from pending or future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents. In addition, others may hold or receive patents or file patent applications which contain claims having a scope that covers products developed by the Company.

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have employed intellectual property litigation to gain a competitive advantage. Any litigation or interference proceedings involving the Company will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, private health insurance plans and federal Medicare, state Medicaid to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for traditional laparoscopy and hysteroscopy procedures performed using devices that have received FDA approval has generally been available in the United States. However, there are no specific reimbursement codes for microlaparoscopy or microhysteroscopy procedures, and current users of the Company's MicroLap system may be able to obtain reimbursement under a variety of codes for traditional laparoscopic surgical procedures. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

    The medical device industry and the market for treatment of gynecological disorders and infertility, in particular, are intensely competitive and characterized by rapidly evolving technology. The Company expects competition for devices to diagnose and treat female reproductive disorders to increase. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive, or that such competitors will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    none

Item 2.  CHANGES IN SECURITIES

    none

Item 3.  DEFAULTS IN SENIOR SECURITIES

    none

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    1. The Registrant solicited from each of its stockholders a proxy to be voted on certain actions at its 1996 annual meeting of stockholders, which was held on May 24, 1996. At the time of the solicitation of the proxies and at the time of the 1996 annual meeting of stockholders, the Registrant was not subject to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    Franklin D. Brown, David W. Chonette, Elizabeth B. Connell, M.D. and Richard
S. Schneider, Ph.D. were elected directors of the Registrant with 4,437,360 votes in favor, 0 votes against and 0 votes withheld. Samuel D. Colella was elected a director of the Registrant with 4,434,461 votes in favor, 2,899 votes against and 0 votes withheld.

    The Registrant's state of incorporation was changed from California to Delaware by means of a merger into a wholly-owned Delaware subsidiary, including, in the process thereof, approval of certain amendments to the charter documents, approval of the assumption of outstanding options of the Registrant by the Delaware subsidiary, approval of new Delaware indemnification agreements and approval of the assumption of each existing and effective employee stock benefit plan of the Registrant by the Delaware subsidiary, with 4,437,360 votes in favor, 0 votes against and 0 votes withheld.

    The Registrant's 1996 Director Option Plan, under which 200,000 shares of the Registrant's Common Stock are reserved for issuance, was approved with 4,437,360 votes in favor, 0 votes against and 0 votes withheld.

    The Registrant's 1996 Employee Stock Purchase Plan, under which 200,000 shares of the Registrant's Common Stock are reserved for issuance, was approved, with 4,437,360 votes in favor, 0 votes against and 0 votes withheld.

    The Registrant's 1995 Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased to a new total of 1,675,000 shares, with 4,432,324 votes in favor, 0 votes against and 5,036 votes withheld.

    The appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Registrant for the fiscal year ending December 31, 1996 was ratified, with 4,437,360 votes in favor, 0 votes against and 0 votes withheld.

Item 5.  OTHER INFORMATION

    none

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    none

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imagyn Medical, Inc.

By: __________________________________
   J. C. MacRae
   Vice President, Chief Financial
Officer
   (Duly Authorized and Principal
Financial and Accounting Officer)

INDEX TO EXHIBITS

    None