Form 10-Q
period 1996-09-30
IMAGYN MEDICAL INC
filed 1996-11-12
CIK 1012134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                         TO

                        COMMISSION FILE NUMBER: 0-28244

                             ---------------------

                              IMAGYN MEDICAL, INC.
             (Exact name of Registrant as specified in its charter)

                            ------------------------

         DELAWARE                 77-0230712
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

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

                           Yes __X__        No _____

    As of November 8, 1996, 7,926,990 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              IMAGYN MEDICAL, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    a)  Consolidated balance sheets at September 30, 1996 and December
               31, 1995

           b) Consolidated statements of operations for the three month periods ended September 30, 1995 and September 30, 1996 and nine month periods ended September 30, 1995 and September 30, 1996

           c) Consolidated statements of cash flows for the nine month periods ended September 30, 1995 and September 30, 1996

           d)  Notes to interim consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                              IMAGYN MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                         1995           1996
                                                                                     -------------  -------------
                                                                                                     (UNAUDITED)
Current Assets:
  Cash and cash equivalents........................................................  $   2,359,773  $  22,902,754
  Short-term cash investments......................................................      6,980,454     21,787,491
  Restricted cash..................................................................        131,000        195,780
  Accounts receivable, net.........................................................        909,139      2,194,855
  Inventories......................................................................      1,063,867      1,660,138
  Other current assets.............................................................        172,760        502,346
                                                                                     -------------  -------------
    Total current assets...........................................................     11,616,993     49,243,364

Long term cash Investments.........................................................              0      2,512,337
Furniture, fixtures and equipment, net.............................................        389,787      1,331,308
Other assets.......................................................................         17,642        165,829
                                                                                     -------------  -------------
    Total assets...................................................................  $  12,024,422  $  53,252,838
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                                       AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................................................  $     441,868  $   1,363,862
  Accrued salaries and benefits....................................................         83,158        111,379
  Accrued liabilities..............................................................        660,889        664,307
                                                                                     -------------  -------------
    Total current liabilities......................................................      1,185,915      2,139,548
                                                                                     -------------  -------------
Deferred income....................................................................      1,000,000      1,000,000
                                                                                     -------------  -------------

Convertible redeemable preferred stock, 2,715,546 and 0 shares issued and
  outstanding in 1995 and at September 30, 1996, respectively......................      9,935,981              0
                                                                                     -------------  -------------

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding Common stock, $0.001 par value at September 30, 1996.
    50,000,000 shares authorized, 1,995,361 and 7,926,990 issued and outstanding in
    1995 and at September 30, 1996, respectively...................................     21,395,137          7,927
  Additional paid in capital.......................................................                    74,621,707
  Unearned compensation............................................................       (753,640)      (789,368)
  Amounts due from stockholders....................................................       (195,900)      (120,900)
  Accumulated deficit..............................................................    (20,543,071)   (23,606,076)
                                                                                     -------------  -------------
    Total stockholders' equity (deficit)...........................................        (97,474)    50,113,290
                                                                                     -------------  -------------
Total liabilities, redeemable preferred stock and stockholders' equity (deficit)...  $  12,024,422  $  53,252,838
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED SEPTEMBER  NINE MONTHS ENDED SEPTEMBER
                                                                    30,                           30,
                                                        ----------------------------  ----------------------------
                                                            1995           1996           1995           1996
                                                        -------------  -------------  -------------  -------------
                                                                (UNAUDITED)                   (UNAUDITED)
Net sales.............................................  $     678,337  $   2,748,906  $   1,412,820  $   6,721,526
Cost of sales.........................................        419,457      1,806,413        967,759      4,617,705
                                                        -------------  -------------  -------------  -------------
    Gross profit......................................        258,880        942,493        445,061      2,103,821
                                                        -------------  -------------  -------------  -------------
Sales and marketing expenses..........................        677,076      1,299,354      1,854,411      2,674,189
Research and development expenses.....................        504,107        593,826      1,343,221      2,014,886
General and administrative expenses...................        321,201        586,866        888,916      1,466,800
                                                        -------------  -------------  -------------  -------------
                                                            1,502,384      2,480,046      4,086,548      6,155,875
                                                        -------------  -------------  -------------  -------------
    Loss from operations..............................     (1,243,504)    (1,537,553)    (3,641,487)    (4,052,054)
Other income (expense), net:
  Interest income.....................................         27,266        658,493         56,244        998,320
  Interest expense....................................       (174,246)             0       (391,923)             0
                                                        -------------  -------------  -------------  -------------
    Other income (expense), net.......................       (146,980)       658,493       (335,679)       998,320
                                                        -------------  -------------  -------------  -------------
  Loss before provision for income taxes..............     (1,390,484)      (879,060)    (3,977,166)    (3,053,734)
                                                        -------------  -------------  -------------  -------------
Provision for income taxes............................              0          5,219            800          9,271
                                                        -------------  -------------  -------------  -------------
    Net loss..........................................  $  (1,390,484) $    (884,279) $  (3,977,966) $  (3,063,005)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Net loss applicable to common stock...................  $  (1,410,484) $    (884,279) $  (4,037,966) $  (3,063,005)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Net loss per common share and common share
  equivalent..........................................  $       (0.33) $       (0.10) $       (0.95) $       (0.45)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Weighted average common shares and common share
  equivalents outstanding.............................      4,252,000      8,530,000      4,252,000      6,778,000
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       --------------------------
                                                                                          1995          1996
                                                                                       -----------  -------------
                                                                                              (UNAUDITED)
Cash flows from operating activities:
Net loss.............................................................................  $(3,977,966) $  (3,063,005)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization......................................................      157,894        171,663
  Loss on disposal of furniture, fixtures and equipment..............................       23,701
  Noncash interest on bridge financing warrants......................................      331,618
  Compensation related to stock options vesting......................................       23,057        263,315
  Increase in accounts receivable....................................................     (467,618)    (1,285,716)
  Increase in inventories............................................................     (177,572)      (596,271)
  Increase in other current assets...................................................      (64,532)      (338,021)
  (Increase) decrease in other assets................................................       33,440       (149,987)
  Increase in accounts payable.......................................................      233,585        916,206
  Increase (decrease) in accrued salaries and benefits...............................      (63,235)        28,221
  Increase (decrease) in other accrued liabilities...................................      (25,958)         3,418
                                                                                       -----------  -------------
    Net cash used by operating activities............................................   (3,973,586)    (4,050,177)
                                                                                       -----------  -------------
Cash flows from investing activities:
  Cash proceeds from sale of furniture, fixtures and equipment.......................          433
  Purchase of furniture, fixtures and equipment......................................      (80,447)    (1,111,384)
  Purchase of short and long term cash investments...................................   (4,395,477)   (26,732,191)
  Sale of short-term cash investments................................................                   9,412,817
  Increase in restricted cash........................................................                     (64,780)
                                                                                       -----------  -------------
    Net cash used by investing activities............................................   (4,475,491)   (18,495,538)
                                                                                       -----------  -------------
Cash flows from financing activities:
  Proceeds from issuance of bridge financing notes...................................    2,056,586
  Proceeds from sale of convertible redeemable preferred stock.......................    7,879,395
  Proceeds from sale of common stock.................................................                  47,437,500
  Costs of equity issuances..........................................................      (90,730)    (4,398,646)
  Proceeds from exercise of stock options............................................        2,953         49,842
                                                                                       -----------  -------------
    Net cash provided by financing activities........................................    9,848,204     43,088,696
                                                                                       -----------  -------------
Net increase in cash and cash equivalents............................................    1,399,127     20,542,981
Cash and cash equivalents, beginning.................................................    2,021,359      2,359,773
                                                                                       -----------  -------------
Cash and cash equivalents, ending....................................................  $ 3,420,486  $  22,902,754
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Income taxes.....................................................................  $       800  $       9,271
                                                                                       -----------  -------------
                                                                                       -----------  -------------
    Interest.........................................................................  $    59,468  $    --
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Supplemental schedule of noncash investing and financing activities:
  Accretion of Series C convertible redeemable preferred stock against accumulated
    deficit..........................................................................  $    60,000
  Exchange of convertible redeemable preferred stock for common stock................               $  20,182,343
  Unearned compensation related to stock options granted.............................      849,324        299,043
  Settlement of amounts due from stockholder.........................................                      83,435
  Costs of equity issuances not yet paid.............................................                       5,788
  Common stock issued for consulting services........................................        1,250
  Exchange of bridge financing warrants for common stock.............................      331,618
  Sale of common stock to an officer in exchange for promissory note.................       72,900

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    SHORT TERM AND LONG TERM CASH INVESTMENTS

    The short-term and long term cash investments are managed by an outside brokerage firm and consist primarily of commercial paper, certificates of deposit, and short-term bond instruments. Short-term cash investments have acquired maturities of one year or less, while long term cash investments have maturities of greater than one year. The carrying amount of short-term and long term cash investments are the cost plus interest earned as of September 30, 1996, which approximates market value.

                              IMAGYN MEDICAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO). Inventories consisted of the following:

                             DEC. 31,     SEPT. 30,
                               1995          1996
                           ------------  ------------
                                         (UNAUDITED)
Raw material.............  $   372,730   $   747,052
Work in-process..........      248,097       464,839
Finished goods...........      443,040       448,247
                           ------------  ------------
                           $ 1,063,867   $ 1,660,138
                           ------------  ------------
                           ------------  ------------

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

    INTERIM FINANCIAL STATEMENTS

    The financial statements at September 30, 1996 and for the three and nine month periods ended September 30, 1995 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Results of the September 30, 1996 period are not necessarily indicative of the results for the entire year.

3. NET LOSS PER COMMON SHARE:

    Net loss per common share is based on reported net loss, with such reported net loss increased for accretion of the Series C preferred stock. The resulting amount is presented below as loss applicable to common stock.

    Such loss applicable to common stock in each period presented is divided by the weighted average number of outstanding common shares which, along with shares issuable under other equity securities, have been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") Topic 4-D. The SAB requires that common stock issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which become issuable during the same period pursuant to the issuance of warrants or grant of stock options (using the treasury stock method), and the issuance of convertible preferred stock, at prices less than the

                              IMAGYN MEDICAL, INC.

3. NET LOSS PER COMMON SHARE: (CONTINUED) per share initial public offering price be included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented.

                                                 FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED SEPTEMBER
                                                        SEPTEMBER 30,                             30,
                                             -----------------------------------  ------------------------------------
                                                   1995               1996              1995               1996
                                             -----------------  ----------------  -----------------  -----------------
                                                         PER               PER                PER                PER
                                              AMOUNT    SHARE   AMOUNT    SHARE    AMOUNT    SHARE    AMOUNT    SHARE
                                             --------   ------  -------   ------  --------   ------  --------   ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net loss..........................  $(1,390)   $(0.33) $ (885)   $(0.10) $(3,978)   $(0.94) $(3,063)   $(0.45)
Adjustment for accretion of Series C
  preferred stock..........................      (20)                                 (60)    (0.01)
                                             --------   ------  -------   ------  --------   ------  --------   ------
Net loss applicable to common stock and net
  loss per common share and common
  equivalent share.........................  $(1,410)   $(0.33) $ (885)   $(0.10) $(4,038)   $(0.95) $(3,063)   $(0.45)
                                             --------   ------  -------   ------  --------   ------  --------   ------
                                             --------   ------  -------   ------  --------   ------  --------   ------
Weighted average number of:
Common shares..............................      585             7,877                585              4,636
Common equivalent shares...................    3,667               653              3,667              2,142
                                             --------           -------           --------           --------
Weighted average common shares and common
  equivalent shares outstanding............    4,252             8,530              4,252              6,778
                                             --------           -------           --------           --------
                                             --------           -------           --------           --------

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

    In September, 1996, the Company received 510(k) clearance from the FDA to market its single use MicroSpan Hysteroscope Sheath in the United States. The Company anticipates commencement of the marketing of its MicroSpan microhysteroscopy system in the United States in the fourth quarter of 1996.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    NET SALES. Net sales for the three months ended September 30, 1996 increased to $2.7 million from $678,000 for the three months ended September 30, 1995. The increase was primarily the result of MicroLap system sales to USSC. There were no sales to USSC during the three months ended September 30, 1995. For the three months ended September 30, 1996, 4% of the Company's sales were to international customers; for the three months ended September 30, 1995, 84% of the Company's sales were to international customers. The decrease in the percentage of the Company's sales to international customers is primarily the result of the increase in United States sales and the termination of the Company's international distributors for the MicroLap system. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC are expected to include sales to international customers made through Autosuture, Inc., a subsidiary of USSC.

    COST OF SALES. Cost of sales for the three months ended September 30, 1996 increased to $1.8 million from $419,000 for the three months ended September 30, 1995. The increase in cost of sales was attributable to the increase in the level of sales for the period.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 1996 increased to $1.3 million from $677,000 for the three months ended September 30, 1995. The increase was primarily associated with a increase in promotional expenditures and the recruitment of direct sales personnel.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1996 increased to $594,000 from $504,000 for the three months ended September 30, 1995. This increase was attributable to increased expenditures for product development and enhancements.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1996 increased to $587,000 from $321,000 for the three months ended September 30, 1995. The increase was primarily associated with the hiring of additional personnel and the amortization of non-cash deferred compensation charges associated with grants of stock options to employees.

    INTEREST INCOME (EXPENSE), NET. Net interest income for the three months ended September 30, 1996 increased to $658,000 from net interest expense of $147,000 for the three months ended September 30, 1995. This increase was attributable to interest earned on higher cash balances held by the Company during the three months ended September 30, 1996 and the retirement of bridge financing notes.

    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    NET SALES. Net sales for the nine months ended September 30, 1996 increased to $6.7 million from $1.4 million for the nine months ended September 30, 1995. The increase was primarily the result of MicroLap system sales to USSC. There were no sales to USSC during the nine months ended September 30, 1995. For the nine months ended September 30, 1996, 6% of the Company's sales were to international customers; for the nine months ended September 30, 1995, 85% of the Company's sales were to international customers. The decrease in the percentage of the Company's sales to international customers is primarily the result of the increase in United States sales and the termination of the Company's international distributors for the MicroLap system. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC are expected to include sales to international customers made through Autosuture, Inc., a subsidiary of USSC.

    COST OF SALES. Cost of sales for the nine months ended September 30, 1996 increased to $4.6 million from $968,000 for the nine months ended September 30,1995. The increase was attributable to the increase in sales as well as costs associated with increased manufacturing support expenditures. Cost of sales during the nine months ended September 30,1996 also included nonrecurring production costs and inefficiencies associated with the rapid increase and expansion of production operations at the Company's current manufacturing facilities.

    SALES AND MARKETING. Sales and marketing expenses for the nine months ended September 30, 1996 increased to $2.7 million from $1.9 million for the nine months ended September 30, 1995. The increase was primarily associated with the increase in the number of the Company's marketing and sales personnel and promotional expenditures.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended September 30, 1996 increased to $2.0 million from $1.3 million for the nine months ended September 30, 1995. This increase was attributable to increased expenditures for product development and enhancements and costs associated with clinical trials of the Ovation falloposcopy system in the United States.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1996 increased to $1.5 million from $889,000 for the nine months ended September 30, 1995. The increase was primarily associated with the hiring of additional personnel and the amortization of non-cash deferred compensation charges associated with grants of stock options to employees.

    INTEREST INCOME (EXPENSE), NET. Net interest income for the nine months ended September 30, 1996 increased to $998,000 from net interest expense of $336,000 for the nine months ended September 30, 1995. This increase was attributable primarily to interest earned on higher cash balances held by the Company during the nine months ended September 30, 1996 and to a lesser extent to the retirement of bridge financing notes in September, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its net sales, resulting in an accumulated deficit of $23.6 million as of September 30, 1996. The Company has funded its operations since incorporation primarily through the private placement of equity securities, the net proceeds of the June, 1996 initial public offering and other operating income. Through September 30, 1996, the Company had raised $30.3 million from the private placement of equity securities. Through September 30, 1996, the Company had received $5.6 million in fees relating to two distribution agreements. In June, 1996, the Company completed an initial public offering of 3,162,500 shares of Common Stock raising net proceeds of approximately $43 million.

    At September 30, 1996, the Company's principal source of liquidity consisted of cash, cash equivalents and short-term investments of $44.7 million. Cash used in the Company's operations was $4.0 million for the nine months ended September 30, 1996 and $4.0 million for the nine months ended September 30, 1995. The Company's capital expenditures during the year ended December 31, 1995 and the nine months ended September 30, 1996 were $163,000 and $1.1 million, respectively. The Company anticipates that capital expenditures will increase in future periods due to expansion of manufacturing operations and facilities. The Company intends to finance its capital needs principally its existing capital resources. The Company has not sought to obtain any credit facilities to provide additional working capital.

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

    A key element of the Company's strategy has been and is expected to continue to be the establishment of strategic marketing alliances with major medical products companies. To date, the Company has entered into two such agreements. Product sales to Terumo and USSC in 1995 accounted for 25% and 11%, respectively, of net sales. The percentage of net sales to USSC has increased substantially during 1996, and the Company will continue to be dependent upon USSC and Terumo for a significant portion of its future product sales. The failure or loss of strategic alliances with USSC and Terumo, failure to achieve anticipated levels of sales to strategic marketing partners, or the Company's inability to enter into future necessary strategic alliances, would have a material adverse affect on the Company's business, financial condition and results of operations.

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

    The manufacture and sale of medical devices, such as the Company's MicroLap system, MicroSpan microhysteroscopy system and Ovation linear everting catheter systems, are subject to extensive regulation by numerous government authorities, both in the United States and internationally. In the United States, the principal regulatory authority is the FDA. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. The FDA requires companies desiring to market a new medical device or an existing medical device for a change in intended use to obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such medical device into the market. To date, the Company has received 510(k) clearances for its MicroLap microlaparoscopy system and 510(k) clearances for its MicroSpan microhysteroscopy system. The Company does not have United States regulatory clearance or approval for its Ovation falloposcopy or tubal recanalization systems. The Company has filed a 510(k) premarket notification for use of the Ovation falloposcopy system for the diagnosis of occlusions of fallopian tubes based on data from controlled clinical trials. The Company anticipates that it will be required to file 510(k) premarket notifications and PMA applications for future products and for new indications for, and changes to, existing products. There can be no assurance that the Company will be able to obtain any such 510(k) clearances or PMA approvals in a timely fashion or at all. Moreover, regulatory approvals and clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, private health insurance plans and federal Medicare, state Medicaid to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for traditional laparoscopy and hysteroscopy procedures performed using devices that have received FDA approval has generally been available in the United States. However, there are no specific reimbursement codes for microlaparoscopy or microhysteroscopy procedures, and current users of the Company's MicroLap system may not able to obtain reimbursement codes for traditional laparoscopic surgical procedures. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    Not applicable.

Item 2.  CHANGES IN SECURITIES

    Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

Item 5.  OTHER INFORMATION

    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit      Financial Data Schedule
           27.1

(b)        No reports on Form 8-K were filed by the Company during the quarter ended September
           30, 1996

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGYN MEDICAL, INC.

By: /s/ J. C. MACRAE
   -----------------------------------
   J. C. MacRae
   Vice President, Chief Financial
Officer
   (Principal Financial and Principal
Accounting Officer)