Form 10-K
period 1996-12-31
IMAGYN MEDICAL INC
filed 1997-03-31
CIK 1012134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER: 0-28244
                            ------------------------

                              IMAGYN MEDICAL, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 77-0230712
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

 27651 LA PAZ ROAD, LAGUNA NIGUEL, CA                     92677
   (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code: (714) 362-2500
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $0.01 par value

                        Preferred Share Purchase Rights

                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $40,877,000 as of February 28, 1997, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 1997, the Registrant had outstanding 7,988,133 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             IMAGYN MEDICAL, INC.,
                                     INDEX

                                                                                                               PAGE NUMBER
                                                                                                              -------------
PART I......................................................................................................            1
           Item 1.     BUSINESS.............................................................................            1
                       The Female Reproductive System.......................................................            2
                       Pelvic Pain and Related Disorders....................................................            2
                       Uterine Disorders....................................................................            4
                       Infertility..........................................................................            5
                       Tubal Sterilization..................................................................            7
                       Advantages of Imagyn's Product Systems...............................................            8
                       Product Systems......................................................................            9
                       Marketing, Sales and Distribution....................................................           12
                       Strategic Marketing Alliances........................................................           14
                       Research and Development.............................................................           15
                       Manufacturing........................................................................           15
                       Patents, Trade Secrets and Licenses..................................................           16
                       Government Regulation................................................................           18
                       Third-Party Reimbursement............................................................           21
                       Competition..........................................................................           22
                       Product Liability and Insurance......................................................           23
                       Employees............................................................................           23
                       Additional Risk Factors..............................................................           23
           Item 2.     PROPERTIES...........................................................................           27
           Item 3.     LEGAL PROCEEDINGS....................................................................           27
           Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................           27

PART II.....................................................................................................           28
           Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................           28
           Item 6.     Selected Financial Data..............................................................           28
           Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                        Operations..........................................................................           29
           Item 8.     Financial Statements and Supplementary Data..........................................           34
           Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure..........................................................................           52

PART III....................................................................................................           53
           Item 10.    Directors and Executive Officers of the Registrant...................................           53
           Item 11.    Executive Compensation...............................................................           56
           Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................           62
           Item 13.    Certain Relationships and Related Transactions.......................................           64

PART IV.....................................................................................................           65
           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................           65

                                     PART I

ITEM 1.  BUSINESS

    This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events or results may differ materially as a result of the factors described herein, including, in particular, those factors described under "Additional Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Imagyn designs, develops and markets micro-invasive, cost-effective devices for diagnosis and treatment of gynecological and reproductive disorders. The Company's proprietary technology platform based on micro-optics and micro-access devices provides physicians with the ability to automatically access and visualize the abdominal cavity, the uterus and the fallopian tubes. Imagyn's proprietary micro-optics enable physicians to visualize a patient's internal anatomy with the resolution and light efficiency of larger, more invasive devices commonly used today. Imagyn's proprietary, disposable micro-access devices enable physicians to perform certain procedures outside the hospital without the need for general anesthesia. The Company's principal product systems based on these core technologies are the MicroLap microlaparoscopy system, the MicroSpan microhysteroscopy system and the Ovation systems for infertility indications. Compared to traditional procedures, the Company's product systems facilitate earlier definitive diagnosis and treatment, significantly lower the procedure cost associated with more invasive surgery and reduce patient discomfort, recovery time and morbidity.

    Imagyn's diagnostic and operative micro-invasive product systems address a broad continuum of gynecological and reproductive disorders affecting a large number of women, including pelvic pain, uterine disorders and infertility, and provide a less invasive procedure for tubal sterilization. Because of the high incidence of these disorders and the popularity of tubal sterilization as a contraceptive method, large markets exist for devices that treat such disorders and that facilitate tubal sterilization. First, pelvic pain affects approximately 6 million women in the United States and can be caused by a number of serious conditions, including endometriosis, adhesions and pelvic inflammatory disease. Second, uterine disorders affect approximately 25 million women in the United States and may lead to significant complications including uterine bleeding, acute pain and infertility. Third, infertility is an increasingly common and often emotionally traumatic condition which affects approximately 5 million women in the United States. Finally, tubal sterilization is chosen as a permanent contraceptive method by approximately 800,000 women annually in the United States. Despite the large size of these markets, there can be no assurance that the Company's product systems will be accepted and will compete effectively in any of these markets. Market acceptance of the Company's product systems will be dependent upon, among other things, physicians' determinations that the Company's product systems and the procedures in which they are intended to be used are safe and effective alternatives to current hospital-based procedures and demonstrate clinical utility, and can be used in a cost-effective manner.

    The Company's product systems enable physicians to access and visualize all of the organs of a woman's reproductive system outside the hospital without the need for general anesthesia. The MicroLap system, which enables the physician to access the abdominal cavity without the need for post-operative sutures, includes a 2 millimeter-diameter microlaparoscope with resolution and light efficiency characteristics which the Company believes are comparable to those of standard 10 millimeter-diameter laparoscopes. The MicroSpan system incorporates a new, high resolution microhysteroscope and a new uterine access device to enable the physician to automatically access and visualize the interior of the uterus. The MicroLap and MicroSpan systems enable physicians to access the abdominal cavity and the uterus for treatment with the Company's microsurgical instruments. The Ovation systems are designed to enable the physician to automatically access, navigate and visualize the entire length of the fallopian tubes. Imagyn's product systems are designed to offer significant advantages for physicians, patients and health care payors. For physicians, Imagyn's systems facilitate improved diagnosis and enhanced practice management. The Company believes that the MicroLap and MicroSpan systems require limited training for physicians familiar with standard laparoscopy and hysteroscopy techniques, although more training will be required for use of the Ovation systems. For patients, Imagyn's systems reduce trauma and the risk of complications and shorten recovery times as compared to traditional, more invasive procedures. For payors, Imagyn's systems can reduce cost, provide earlier, definitive diagnosis and increase patient satisfaction.

THE FEMALE REPRODUCTIVE SYSTEM

    The female reproductive system includes the uterus, the fallopian tubes and the ovaries. The uterus is a pear-shaped organ connected to the fallopian tubes and to the vagina. The interior wall of the uterus consists of a layer of soft, spongy tissue called the endometrium. The base or neck of the uterus is called the cervix, which serves as the point of exit and entry from the vagina to the uterus. Under normal conditions, the cervix is virtually closed (less than one millimeter in diameter), providing a natural barrier between the vagina and the uterus. Because the cervix is extremely sensitive, especially to any dilation, access through the cervix into the uterine cavity for diagnostic and operative procedures can be difficult and extremely painful.

    On each side of the uterus is a fallopian tube, which extends outward toward the ovaries. The junction of the uterus and each fallopian tube is called an ostium. The fallopian tube is the channel through which the egg enters the uterus during the monthly menstrual cycle. It is also the conduit for sperm to reach the egg and is the site where fertilization occurs. Fallopian tubes are long and narrow, contain many folds, and are fragile and delicate. The fallopian tubes are lined with epithelial cells whose ciliary motion assists the sperm and egg in their migration. Each fallopian tube is 7-14 centimeters long and only 1-3 millimeters in diameter. The fallopian tubes may become blocked or diseased, preventing conception.

    Disorders of the female reproductive system include pelvic pain and related disorders, uterine disorders and infertility.

PELVIC PAIN AND RELATED DISORDERS

    The prevalence of pelvic pain in women is widespread, with approximately 7 million outpatient gynecology visits annually in the United States related to symptoms of pelvic pain. Pelvic pain can often be intense and persistent and can severely impair a woman's health and lifestyle. It is often difficult to accurately isolate the location and diagnose the cause of discomfort since many women with pelvic pain may suffer from several disorders or multiple disease sites. For example, scar tissue from infection or prior surgery may mask endometrial lesions which may lead a physician to an inaccurate or incomplete diagnosis. Pelvic pain, in both acute and chronic forms, can be caused by a number of serious conditions including endometriosis, adhesions and pelvic inflammatory disease.

    Endometriosis, a common cause of pelvic pain and also a significant factor contributing to infertility, is a disorder in which abnormal growths of endometrial tissue are present outside of the uterus. Endometrial lesions are usually found on the reproductive organs and adjacent tissues in the pelvic cavity. It is estimated that 5 million women suffer from endometriosis in the United States. Endometriosis is one of the most common gynecological causes for hospitalization of women of reproductive age.

    Scar tissue, or pelvic adhesions, which can form as a result of endometriosis, infection, prior surgery, hemorrhage or tissue injury, is another common cause of pelvic pain. Pelvic adhesions form in the healing process of more than half of abdominal surgeries. Early intervention after surgery has been demonstrated to reduce the risk of formation of dense, permanent adhesions. Pelvic adhesions can also lead to serious long-term complications such as infertility and intestinal obstruction. Post-operative adhesions may affect up to 2 million women in the United States.

    Pelvic inflammatory disease, another common cause of pelvic pain, is a genital tract infection that is often a complication of sexually transmitted diseases. It can cause scarring of the fallopian tubes as the infection ascends into the uterus and tubal structures. In its most serious form, it can lead to infertility and ectopic (tubal) pregnancy, a life-threatening condition. It is estimated that pelvic inflammatory disease affects more than 1 million women each year in the United States.

CURRENT DIAGNOSIS AND TREATMENT

    Diagnosis and identification of the cause or causes of pelvic pain is difficult. Since there are currently no accurate non-invasive diagnostic tests available, visual inspection of the abdomen and pelvic cavity by means of laparoscopic surgery is the current method of choice for diagnosing pelvic pain. In a traditional laparoscopic surgery procedure, the patient is typically placed under general anesthesia. In order to create a space between the abdominal wall and the internal organs to facilitate the insertion of instruments, the patient's abdomen is insufflated, or inflated, with a significant quantity of carbon dioxide gas delivered through a specialized needle, known as a Veress needle. After the patient is properly insufflated, two to three punctures, each of which can be up to 10 millimeters in diameter, are made with a sharp, spike-like device called a trocar. A cannula, a hollow, sleeve-like device, is then placed in the puncture opening. A laparoscope is placed into the abdomen through one of the cannulas to enable the gynecologist to view the outer surfaces of the patient's internal organs. Surgical instruments can be inserted through cannulas placed at the other trocar puncture sites. Following the procedure, the trocar sites must be closed with sutures and the patient may require significant recovery time due to the effects of the puncture wounds, gas insufflation and general anesthesia. Approximately 1 million laparoscopic surgeries are performed annually by gynecologists in the United States.

    During a traditional laparoscopic surgery procedure, the physician examines the internal abdominal organs in an attempt to locate abnormalities which may be causing pelvic pain. The physician may also use surgical instruments inserted into the abdomen to treat some abnormalities, such as by removing adhesions, or to biopsy (remove a sample of) tissue for subsequent laboratory evaluation. The administration of general anesthesia during the procedure complicates the determination of the exact cause of pelvic pain because the anesthetized patient is unable to provide any feedback to the physician.

THE IMAGYN MICROLAP SYSTEM FOR PELVIC PAIN

    Imagyn's proprietary MicroLap system is designed to enable the physician to perform laparoscopic procedures outside the hospital. The MicroLap system includes the proprietary MicroLap microlaparoscope, a specialized disposable introducer for placement of the microlaparoscope into the abdomen and a broad line of microsurgical instruments. The 2 millimeter-diameter MicroLap has resolution and light efficiency characteristics which the Company believes are comparable to those of standard 10 millimeter-diameter laparoscopes. The MicroLap is attached to a light source and medical video camera, allowing the physician to visually examine the interior of the pelvic cavity in a manner similar to that of traditional laparoscopic procedures.

    In contrast to the traditional laparoscopic surgery procedure, the patient in a microlaparoscopic procedure is not placed under general anesthesia. Instead, sedation and local analgesic protocols are used to achieve a level of sedation commonly termed "conscious sedation." An introducer is inserted into the patient's abdomen, carrying the Veress needle and providing access to the abdominal cavity. The patient's abdomen is then partially insufflated to permit visualization and the insertion of instruments, but with a much smaller quantity of carbon dioxide gas than is required in traditional laparoscopy. After the patient is properly insufflated, the Veress needle is withdrawn and the introducer is kept in place, providing access to the abdominal cavity without the need for trocar punctures. The MicroLap is then inserted through the introducer into the abdomen, allowing the physician to visually examine the abdominal organs, in a manner similar to traditional laparoscopy. The small size of the MicroLap requires only the very small puncture created by the introducer to insert the MicroLap into the abdomen. Additional introducer sites may be created for the insertion of microsurgical instruments. Sutures are not required to close these small puncture sites, significantly reducing post-surgical complications due to bleeding and pain at the puncture sites. This combination of very small diameter puncture sites and the reduced requirement for gas insufflation enables microlaparoscopic procedures to be performed using the MicroLap system under conscious sedation rather than general anesthesia. Using conscious sedation and the MicroLap system, physicians have been able to perform a wide variety of diagnostic and operative procedures in a surgery center, office or clinic at a significantly reduced cost and with less patient discomfort and a typical recovery time of approximately one day.

    Additionally, because microlaparoscopy does not require general anesthesia, the MicroLap system has enabled the development of "conscious pain mapping," a new diagnostic method for pinpointing the cause of pelvic pain which is performed while the patient is awake. Through the use of microlaparoscopy and regional anesthesia, the physician systematically probes the inside of the woman's pelvis to identify the exact source and location of the pain with the assistance of feedback from the patient. The Company believes that "conscious pain mapping" procedures using the MicroLap will significantly improve the diagnosis and treatment of pelvic pain.

    Studies indicate that diagnostic laparoscopy procedures performed using the MicroLap system cost approximately $1,250, as compared to the approximately $5,000 to $7,000 cost of a traditional hospital-based laparoscopic procedure performed under general anesthesia.

UTERINE DISORDERS

    The uterus is prone to a number of common disorders including fibroids and polyps, as well as endometrial cancer, each of which can lead to serious complications including abnormal uterine bleeding, significant pain and infertility. Women may experience one or more of these disorders at the same time. Industry sources estimate that approximately 9% to 14% of menstruating women experience abnormal uterine bleeding that prompts them to seek medical attention at some time in their lives. In 1995, there were approximately 13 million visits to gynecologists for abnormal uterine bleeding in the United States.

    Fibroids, or benign muscular tumors, are among the most common causes of abnormal uterine bleeding. Fibroids usually grow during the reproductive years and can produce a variety of problems including hemorrhage, pain and infertility. Although not all of the approximately 15 million women in the United States suffering from fibroids are symptomatic, it is estimated that 35% to 50% of all women with fibroids have symptoms that are serious enough to lead them to seek medical attention.

    Polyps, benign finger-like protrusions of tissue extending into the uterine cavity, are also a common cause of abnormal uterine bleeding. Approximately 13 million women in the United States develop uterine polyps during their lifetime, and approximately 25% of these women require medical attention.

    Endometrial cancer may also present initially as abnormal uterine bleeding, particularly in women over the age of 50. Approximately 31,000 new cases of endometrial cancer were reported in the United States in 1994. Early and accurate diagnosis is critically important because endometrial cancer can often be cured if detected and treated at an early stage; however, if undetected and untreated, endometrial cancer can lead to serious complications or death.

CURRENT DIAGNOSIS AND TREATMENT

    Definitive diagnosis of uterine disorders requires direct visual inspection of the uterine cavity and tissue biopsy of suspicious areas. The standard procedures for collecting an adequate biopsy sample of uterine tissue for diagnosis are dilatation and curettage ("D&C") and hysteroscopy. D&C is a blind procedure in which the physician dilates the cervix, places a surgical scraping device, known as a curette, into the uterus and scrapes the uterine lining to remove tissue for examination by a pathologist. Because D&C is performed without visual guidance, it is difficult for the physician to sample the entire uterine lining and, as a result, significant abnormalities may be missed. It is estimated that, in most cases, approximately half of the uterine cavity is actually sampled and as many as 30% of lesions may be missed. D&C is usually performed in a hospital under intravenous sedation or general anesthesia. The procedure can lead to a number of serious complications including hemorrhage, infection and perforation and scarring of the uterus. An estimated 500,000 diagnostic D&C procedures are performed annually in the United States.

    The need to visualize the uterus for accurate diagnosis of uterine disorders led to the development of hysteroscopy. In traditional hysteroscopy, the physician dilates the patient's cervix and inserts a device known as a hysteroscope through the cervix into the uterus. The hysteroscope is attached to a light source and camera allowing the physician to visually examine the uterine lining. The physician can also introduce surgical instruments through the cervix to selectively sample or remove suspicious lesions. Introducer sheaths used in current hysteroscopy procedures, which accommodate both the hysteroscope and surgical instruments, range in size from approximately 5 to 7 millimeters. The cervical dilation necessitated by the diameter of these devices can result in significant pain and discomfort for the patient. Hysteroscopy has historically been performed in the hospital under general anesthesia. Industry sources estimate that approximately 500,000 hysteroscopic procedures are performed annually in the United States.

    Current treatments for uterine disorders include various drug therapies and surgical approaches. Treatment of uterine bleeding usually begins with drug therapy and, if necessary, proceeds to more invasive surgical methods. Current surgical procedures for abnormal uterine bleeding include D&C, hysterectomy, myomectomy (fibroid removal by open surgery), endometrial resection, and endometrial ablation (coagulation of the endometrium).

THE IMAGYN MICROSPAN SYSTEM FOR UTERINE DISORDERS

    Imagyn's diagnostic and operative MicroSpan microhysteroscopy system is designed specifically for use outside the hospital. The Company's new proprietary uterine access device enables the physician to automatically access the uterus without the need for cervical dilation. Once positioned, the micro-access device, with its very low profile, will permit the simultaneous use of the microhysteroscope and the Company's specialty diagnostic and operative microsurgical instruments.

    Without the need for painful dilation of the cervix prior to insertion of the device, the patient can remain comfortable with only local anesthesia. Microhysteroscopy can be performed in a low-stress environment such as the physician's office and the patient will typically require only a short post-operative recovery period, in some cases as little as 30 minutes. Patients can usually resume normal activities by the following day.

    For the physician, the MicroSpan system reduces the amount of time required for procedures and provides the flexibility to perform both diagnostic and operative procedures in the office. The MicroSpan system provides high resolution and light efficiency comparable to traditional, large diameter hysteroscopes. The design of the Company's proprietary micro-access device will enable the physician to use surgical instruments of the same diameter used in standard hysteroscopy procedures for effective tissue sampling and removal of many uterine lesions including adhesions, polyps and small fibroids. The ability to use such effective surgical instruments in conjunction with the microhysteroscope will allow physicians to treat many uterine disorders with accurate micro-invasive procedures, thus reducing the need for more invasive surgical procedures.

    Industry sources estimate that the cost of a D&C procedure under general anesthesia is approximately $2,400 to $3,000. The Company estimates that the cost of a standard hysteroscopy procedure under general anesthesia is approximately $2,600 to $3,500 and that an office-based microhysteroscopy procedure will cost approximately $650 to $1,000.

INFERTILITY

    Infertility is one of the most common and emotionally traumatic of reproductive disorders. Female infertility appears to be increasing because of both the increase in diseases which damage the fallopian tubes and the increasing tendency of women to defer childbearing until later in life when fertility begins to decline naturally. In general, couples who have not conceived after one year of unprotected intercourse are considered infertile. In the United States, recent government data estimates that approximately 5 million women of child-bearing age suffer from an impaired ability to have children. Despite the limited availability of reimbursement for infertility diagnosis and assisted reproductive procedures such as intrauterine insemination and in-vitro fertilization, approximately $2 billion is spent on the treatment of infertility annually in the United States.

    The causes of infertility can be complex and are often difficult to identify. A recent study indicates that abnormalities of the fallopian tubes are responsible for 30% to 50% of infertility cases. The fallopian tubes are the sites where fertilization occurs and at least one fallopian tube must be open to permit the passage of sperm to provide fertilization of the egg and enable the fertilized egg to pass to the uterus. The fallopian tubes are very narrow and tortuous, delicate and difficult to access. As a result, they do not lend themselves to easy study and treatment. Current non-surgical techniques for diagnosing and treating fallopian tube disorders often do not adequately or accurately delineate the nature, extent and location of tubal pathology.

CURRENT DIAGNOSIS AND TREATMENT

    Currently, there are two diagnostic procedures utilized by physicians to determine whether the fallopian tubes are patent (open) or occluded. The most commonly performed diagnostic procedure is hysterosalpingography ("HSG"), which involves the high-pressure injection of an x-ray contrast medium (or dye) transcervically into the uterus to allow the physician to observe and evaluate the flow of dye through the fallopian tubes under x-ray fluoroscopy. This procedure is often painful, primarily due to the high-pressure injection process, and is also highly inaccurate, with as many as 25% of HSG cases being inaccurately classified as blocked (false positive). Nevertheless, due in part to the absence of more accurate, non-invasive diagnostic techniques, over 200,000 HSGs are performed annually in the United States.

    Due to the frequent inaccuracy of HSG, in the event that an HSG indicates a blockage of the fallopian tube, the physician will likely perform an additional procedure, known as laparoscopic chromopertubation. This procedure is similar to HSG, but involves the use of a laparoscope surgically positioned in the abdomen to observe the flow of transcervically-injected dye through the fallopian tubes. This procedure has a lower rate (12%) of false positive diagnoses of tubal blockage, but involves the potential complications associated with the more invasive laparoscopic surgical procedure. The Company estimates that there are approximately 180,000 chromopertubations performed annually in the United States.

    Although HSG and laparoscopic chromopertubation can provide some diagnostic information regarding the patency of fallopian tubes, these procedures do not provide any information regarding the health of the interior of the fallopian tubes, which can be a significant factor contributing to infertility. Recently, a procedure known as falloposcopy has been developed, in which a catheter device containing a visualization scope is inserted through the cervix into the fallopian tubes to enable the physician to visualize the interior of the fallopian tube. One such system uses a guidewire-based catheter device in conjunction with other procedures, such as laparoscopy, hysteroscopy or ultrasound, to assist in guiding the catheter into and through the fallopian tubes. Because falloposcopy enables the physician to visualize the interior of the fallopian tube and assess its health, use of falloposcopy can enable physicians to make more informed recommendations to patients regarding the next course of action. Such courses of action could include tubal surgery, assisted reproductive techniques such as in-vitro fertilization or further attempts at natural conception.

    Several surgical approaches are currently used to address infertility. These procedures include laparotomy, or open abdominal surgery, and laparoscopic surgery. Both of these procedures are performed in the hospital under general anesthesia and, as a result, involve several risks, including infection. In addition, the recovery period is long, extending to many weeks for patients undergoing laparotomy. Furthermore, the effectiveness of these procedures is limited as pregnancy is achieved in only approximately 20% to 25% of surgical cases. As a result of the invasiveness and limited efficacy of these procedures, few such procedures are performed in the United States and there is no well-accepted method for opening blocked fallopian tubes.

    Consequently, rather than undergo tubal surgery, many patients attempt in-vitro fertilization. In-vitro fertilization involves drug-induced superovulation, harvesting of multiple eggs through an aspiration needle inserted into the ovary and fertilization of the harvested eggs with semen in a laboratory test-tube fertilization procedure. Embryos are then transferred into the uterus using a catheter placed through the cervix. In-vitro fertilization is costly, with a single harvest and transfer, known as a cycle, costing an average of $7,800, and is generally not reimbursed by third-party payors. Furthermore, many patients undergo multiple cycles. The drugs administered to induce superovulation are powerful and can have significant side effects. Finally, the success rates for in-vitro fertilization are low. However, notwithstanding the cost, lack of reimbursement, need to administer powerful drugs and limited efficacy, approximately 38,000 in-vitro fertilization procedures are performed annually in the United States.

THE IMAGYN OVATION SYSTEMS

    Imagyn's Ovation falloposcopy system and Ovation tubal recanalization system are designed to enable the physician to access, navigate and view the entire length of the fallopian tube using a flexible catheter and small scope. Unlike HSG and chromopertubation, the Ovation falloposcopy system enables the physician to view and accurately evaluate the patency and overall health of the interior of the fallopian tube. Due to the unique self-steering characteristics of the Ovation falloposcopy and tubal recanalization systems, visual guidance with hysteroscopy or ultrasound, which is required with other falloposcopy systems, is not required nor is there the need for concurrent laparoscopic manipulation of the fallopian tube. The Ovation falloposcopy system has been specifically designed to facilitate fallopian tube diagnosis in the physician's office.

    The Ovation tubal recanalization system has been shown in a controlled, multi-center clinical trial in Japan to unblock occluded fallopian tubes. The Company has received approval from the Japanese Ministry of Health and Welfare to market the Ovation tubal recanalization system for fallopian tube recanalization.

    The Company has developed a modified version of the Ovation system for use in intrauterine insemination ("IUI"), a procedure in which sperm are introduced into the uterine cavity. The Ovation IUI system permits the traversal of the cervix for the purpose of delivering sperm into the uterine cavity without trauma to the delicate lining of the uterus in those cases in which the cervix is very narrow and difficult to access.

TUBAL STERILIZATION

    Tubal ligation, a procedure for fallopian tube sterilization, involves surgically cutting and cauterizing the fallopian tubes. Tubal ligation is chosen as a permanent contraceptive method by approximately 800,000 women annually in the United States.

CURRENT TUBAL LIGATION PROCEDURE

    Tubal ligation is most commonly performed in the hospital, under general anesthesia, by means of traditional laparoscopic surgery in which surgical devices are used to isolate and close the fallopian tube. Current tubal ligation procedures require multiple large trocar punctures which must be sutured closed at the conclusion of the procedure, gas insufflation to inflate the pelvic cavity and general anesthesia. Patients are subjected to pain associated with the trocar punctures and gas insufflation as well as the risks and possible complications associated with general anesthesia.

THE IMAGYN MICROLAP SYSTEM FOR TUBAL STERILIZATION

    The MicroLap system enables physicians to visualize the performance of tubal sterilization outside the hospital under conscious sedation, reducing procedure time and cost, as well as recovery time and patient discomfort. A recently published study has indicated that office-based tubal ligation can reduce the cost of the procedure to approximately $1,000, as compared to the approximately $6,000 to $8,000 cost of a hospital-based tubal ligation procedure.

ADVANTAGES OF IMAGYN'S PRODUCT SYSTEMS

    Imagyn's product systems enable the micro-invasive diagnosis and treatment of a broad continuum of gynecological and reproductive disorders outside the hospital, thereby reducing the cost, trauma and complications associated with operating room procedures. Imagyn's product systems have been designed to meet the needs of physicians, patients and payors.

ADDRESSING THE NEEDS OF PHYSICIANS

    - IMPROVED DIAGNOSIS.--Imagyn's product systems provide physicians with the necessary visualization and access to facilitate more accurate diagnosis of gynecological and reproductive disorders. For example, the Ovation falloposcopy system is designed to allow physicians to view and accurately evaluate the patency and overall health of the interior of the fallopian tubes.

    - MINIMAL TRAINING THRESHOLD.--Imagyn believes that the MicroLap and MicroSpan product systems require only minimal training for physicians. For example, physicians using the MicroLap will employ the same procedural techniques as are used in traditional laparoscopy. Because falloposcopy is a relatively new procedure, more training will be required for use of the Ovation falloposcopy system.

    - ENHANCED PRACTICE MANAGEMENT.--Imagyn's product systems are designed to be used in the office and with reduced procedure time, resulting in increased physicians' practice productivity. For example, the Company believes that the procedure using the MicroLap system outside the hospital takes one-half to one-third the time required for traditional diagnostic laparoscopy in an operating room.

ADDRESSING THE NEEDS OF PATIENTS

    - REDUCED TRAUMA.--Imagyn's small profile product systems reduce access trauma, thereby reducing pain and the number and size of puncture wounds. For example, due to the small size of the MicroLap, only very small punctures are required to insert it into the abdomen and sutures are not required to close the puncture sites.

    - FEWER COMPLICATIONS.--Imagyn's product systems are designed to be used without general anesthesia, enabling patients to avoid many of the risks and complications associated with current invasive procedures. For example, the small diameter of the MicroSpan system eliminates the need for dilation of the cervix so the patient will remain comfortable with only local anesthesia, thereby avoiding complications of general anesthesia such as allergic reaction, pneumonia, nausea, and respiratory depression.

    - FASTER RECOVERY.--Imagyn's product systems generally enable patients to return to normal activities within a 24-hour period following a procedure. For example, a patient undergoing a MicroLap procedure can generally resume normal activities the next day, while several days of recuperation are often necessary for women undergoing traditional laparoscopy.

ADDRESSING THE NEEDS OF PAYORS

    - LOWER COST.--Imagyn's product systems can deliver significant cost savings to all payors by moving procedures from the hospital to offices, clinics and outpatient settings, eliminating the need for general anesthesia, and reducing the potential for costly complications. For example, the MicroLap system has been shown to reduce costs for diagnostic laparoscopy by as much as 80% when performed in a physician's office rather than a hospital.

    - EARLIER, DEFINITIVE DIAGNOSIS.--Imagyn's product systems facilitate earlier, definitive diagnosis, reducing the likelihood that costly diagnostic procedures will need to be repeated and that unnecessary operative procedures will be performed. For example, the MicroLap system can be used to perform "conscious pain mapping" to accurately identify the sources of pelvic pain thereby eliminating the need for further diagnostic or unnecessary operative procedures or expensive drug therapies.

    - HIGHER PATIENT SATISFACTION.--Imagyn's product systems provide time-efficient and micro-invasive care. The Company believes that patients will be drawn to those providers who can reduce recovery time and risk through the adoption of micro-invasive procedures.

    The MicroLap system, the MicroSpan system and the Ovation system represent new approaches for the diagnosis and treatment of gynecological and reproductive disorders and for tubal sterilization. Market acceptance of the MicroLap system, the MicroSpan system and the Ovation systems will be dependent upon, among other things, physicians' determinations that the Company's product systems and the procedures in which they are intended to be used are safe and effective alternatives to current hospital-based procedures and demonstrate clinical utility, and can be used in a cost-effective manner. In addition, due to the small size of the Company's micro-access devices, the Company's product systems are generally not appropriate for use in procedures which involve the removal of substantial amounts of tissue or organs, such as the laparoscopic removal of the gall bladder. In addition, procedures using the Company's product systems should be avoided with patients who have a heightened risk of uncontrollable bleeding, are pregnant, have advanced cardiovascular disease or are excessively obese.

PRODUCT SYSTEMS

      The following table summarizes the portfolio of Imagyn's current product systems:

                                        REGULATORY STATUS              U.S. MARKETING STATUS           INT'L MARKETING STATUS
                                 -------------------------------  -------------------------------  -------------------------------
MICROLAP SYSTEM
- Microlaparoscope               510(k) clearances received       Imagyn currently marketing       USSC currently marketing
- Disposable introducer                                           products                         products in selected markets
- Microsurgical instruments                                       USSC currently marketing
                                                                  products
MICROSPAN SYSTEM
- Microhysteroscope              510(k) clearances received       Limited product launch in        Imagyn anticipates launch in
- Disposable micro-access                                         Q4 1996                          selected European markets in Q1
  devices                                                                                          1997
- Microsurgical instruments
OVATION SYSTEMS
Falloposcopy
- Linear everting catheter       510(k) clearance application     Imagyn anticipates launch in     Direct and distributor sales
- Falloposcope                   submitted in September 1996;     Q2 1997                          in Europe and Australia
- Irrigation pump                510(k) clearance
                                 received in January 1997
Tubal Recanalization
- Linear everting catheter       Japanese approval received       Imagyn does not currently        Japanese market
- Falloposcope                                                    intend to market for this        introduction by Terumo in
- Irrigation pump                                                 indication in U.S.               1996
Intrauterine Insemination
- Linear everting catheter       510(k) clearance received        Imagyn anticipates launch in     Imagyn anticipates launch in
- Transfer catheter                                               1997                             1997

MICROLAP SYSTEM

    The MicroLap system includes a proprietary microlaparoscope, the MicroLap, disposable introducers (for placement of the MicroLap and microsurgical instruments into the abdomen) and a broad line of microsurgical instruments for use with the system. The MicroLap is a reusable laparoscope which, at slightly less than 2 millimeters in diameter, is 80% smaller than conventional 10 millimeter-diameter laparoscopes. The Company's proprietary micro-optics technology has enabled the development of small-diameter laparoscopes having resolution and light efficiency characteristics which the Company believes are comparable to those of conventional laparoscopes of much larger diameter. By combining unique micro-lens design with fused image fiber bundle technology, the Company has achieved up to five times the illumination and up to three times the resolution of similar sized microlaparoscopes. Additionally, the Company's optics design provides consistent and uniform edge-to-edge focus. Despite its small size, the MicroLap is as durable as traditional rod or fixed lens laparoscopes due to its fiber optic construction. The MicroLap is designed to be utilized by physicians in a manner similar to larger laparoscopes. The MicroLap is compatible with all existing medical video cameras and light sources and does not require any additional specialized or ancillary equipment for its use.

    Imagyn's disposable introducers facilitate atraumatic insertion and secure placement of the MicroLap and microsurgical instruments through the abdominal wall. The introducer is designed to be placed through the abdominal wall in a single step with a standard Veress needle and without the need for a trocar or a separate puncture site for insufflation. The introducer's anchoring system prevents inadvertent withdrawal during the procedure and allows the introducer to be pulled up tightly against the interior wall of the abdomen, thereby providing maximum working area in the abdomen. The introducer incorporates a side port for gas insufflation and a one-way check valve to prevent gas leakage. Typically, several introducers are used during a microlaparoscopy procedure, one for the MicroLap and others to permit the insertion of microsurgical instruments.

    The Company has also designed a broad line of stainless steel, reusable microsurgical instruments, all of which are 2 millimeters in diameter and compatible with the MicroLap introducer. The Company's current line of microsurgical instruments includes several graspers and scissors, a biopsy punch for tissue sampling, irrigation and aspiration cannulae, palpation probes and monopolar electrocautery probes for the cauterization and removal of small endometrial lesions and adhesions.

CLINICAL AND REGULATORY STATUS.

    The Company has received 510(k) marketing clearances for the MicroLap microlaparoscope, MicroLap introducer and a variety of microsurgical instruments for general laparoscopic procedures. USSC, which has exclusive distribution rights in international markets (excluding China and India), has responsibility for individual regulatory approvals in those markets.

MICROSPAN SYSTEM

    The MicroSpan system is comprised of a microhysteroscope, a proprietary disposable micro-access device and a line of microsurgical instruments. Because the microhysteroscope utilizes the proprietary micro-optic technology used in the MicroLap, it is significantly smaller than current rod, or fixed, lens hysteroscopes. The disposable micro-access device provides simultaneous transcervical access to the uterus for both the microhysteroscope and microsurgical instruments without the need for the cervical dilation required by currently available hysteroscopy systems. Imagyn has also designed a line of reusable hysteroscopic microsurgical instruments to be used with the MicroSpan system. These instruments include several graspers and scissors, a biopsy punch for tissue sampling, palpation probes and monopolar electrocautery probes for the cauterization and removal of small fibroids, polyps and adhesions. The MicroSpan system is compatible with all existing medical video cameras and light sources and does not require any additional specialized or ancillary equipment for its use.

CLINICAL AND REGULATORY STATUS.

    The Company has received 510(k) marketing clearances for the MicroSpan microhysteroscope and microhysteroscopic micro-access devices. The Company plans to seek regulatory approval in those countries outside the United States in which it intends to sell these products. There can be no assurance as to when or whether such approvals will be received.

OVATION SYSTEMS

    Imagyn has developed the Ovation falloposcopy system for falloposcopy, the Ovation tubal recanalization system for tubal recanalization and the Ovation IUI system for intrauterine insemination. The Ovation falloposcopy and tubal recanalization systems consist of a proprietary 0.5 millimeter diameter, flexible falloposcope, a proprietary catheter, and a specially designed irrigation pump. The linear everting catheter is designed to enable the physician to access, navigate and view the entire length of the fallopian tube and incorporates three elements: an inner delivery catheter, an outer catheter and an everting balloon membrane. A sliding mandrel straightens and stiffens the catheter tip for placement through a non-dilated cervix and an integral falloposcope controller provides one-finger control of the advancement and withdrawal of the falloposcope. The linear everting catheter's curved ball tip is designed to enable the catheter to atraumatically engage the tubal ostium, facilitating unguided access to the fallopian tubes from within the uterus. The combination of these elements in a single device, together with the linear everting catheter's unique "unrolling" design, allows for complete fallopian tube access and visualization without the need for concurrent laparoscopic guidance or hysteroscopic placement through the cervix, and without the need for ancillary devices, such as guidewires for accessing the fallopian tubes. The Ovation falloposcopy and tubal recanalization systems are compatible with all existing medical video cameras and light sources and does not require any additional specialized or ancillary equipment for its use.

    After the catheter tip is placed through the cervix, the tip is rotated toward either the right or left fallopian tube to engage the tubal ostium. Fluid pressure is applied to the everting balloon membrane by means of an inflation device and, in combination with the manual advancement of the inner delivery catheter, propels the everting balloon membrane forward into the fallopian tube. As the balloon membrane gently unrolls from the inside out, it carries the falloposcope forward without exerting any shear force against the delicate lining of the fallopian tube. In contrast to guidewire-based catheter access systems, the linear everting catheter's unique unrolling mechanism enables it to traverse the tortuous tubal anatomy without the need to push guidewires through the fallopian tube or independently manipulate the fallopian tube with laparoscopic or other ancillary assistance. Once the Ovation system is positioned, it is designed to enable the physician is to view the entire length of the fallopian tube as the catheter and falloposcope are withdrawn by rerolling the catheter's everting balloon membrane.

    The Ovation IUI system is a modified catheter that incorporates the Company's linear everting catheter technology for IUI, a procedure in which sperm are introduced into the uterine cavity. The Ovation IUI system permits traversal of the cervix in those cases in which the cervix is very narrow and difficult to access without trauma to the delicate lining of the uterus. Following placement of the Ovation IUI system through the cervix, the everting balloon membrane is unrolled a pre-set distance into the uterus. A transfer or delivery catheter containing sperm is placed through the central channel of the catheter and the balloon membrane is slowly peeled back, exposing the tip of the transfer catheter. The sperm are then expelled into the uterine cavity.

CLINICAL AND REGULATORY STATUS.

    In August 1995, the Ovation tubal recanalization system was approved for marketing for tubal recanalization in Japan by the Japanese Ministry of Health and Welfare, and an application for reimbursement approvals within the Japanese health care system is pending. The Company has also received regulatory clearances in Germany, the United Kingdom, Australia and several additional international markets for the Ovation falloposcopy system. The Japanese approval was based on a multi-center clinical study involving women who had experienced over four years of infertility. Of the 60 patients in the study who had been diagnosed with bilateral tubal blockages by HSG and laparoscopic chromopertubation or some other modality, 49 patients, or 82%, had tubal patency demonstrated by falloposcopy and confirmed with an HSG procedure two months after undergoing tubal recanalization with the Ovation tubal recanalization system. Of the 55 patients in the Japanese clinical study who were followed after tubal recanalization to determine pregnancy prognosis, 17 patients, or 31%, became pregnant during a period of up to two years following the tubal recanalization procedure. This post-tubal recanalization pregnancy rate compares with an approximately 20% pregnancy rate for in-vitro fertilization in Japan.

    The Ovation falloposcopy and tubal recanalization systems have also undergone clinical evaluation in Australia. The diagnostic information obtained through falloposcopy of 200 infertility patients enabled physicians to make more informed recommendations regarding subsequent courses of action. This resulted in a change in clinical management in approximately 70% of cases, with many patients being advised to again attempt natural conception. Of the 192 patients followed after falloposcopy, 67 achieved pregnancy within two years, 42 of whom achieved pregnancy naturally. As a result, unnecessary and costly assisted reproductive procedures were avoided.

    In September 1996, the FDA advised the Company that its Ovation falloposcopy system could be eligible for 510(k) clearance review. In September 1996, the Company submitted a 510(k) clearance application to the FDA for its Ovation falloposcopy system. On January 31, 1997, the Company received 510(k) marketing clearance for its Ovation falloposcopy system.

    The Company received 510(k) clearance for the Ovation IUI system in May 1995 and is currently conducting market evaluation prior to commencement of commercial sales and distribution of the Ovation IUI system for this application.

MARKETING, SALES AND DISTRIBUTION

    The Company's marketing and distribution strategy consists of two key elements: (i) focusing its direct sales and marketing resources on gynecology group practices, surgery centers and infertility specialists and (ii) establishing strategic marketing alliances with major medical products companies to accelerate sales growth, increase geographic market coverage and access particular markets and customers that can be more effectively addressed by the sales organizations of these companies.

    There are approximately 33,000 practicing gynecologists in the United States, approximately 33% of whom perform laparoscopic surgery, approximately 15% of whom are skilled in hysteroscopy and approximately 80% of whom provide some type of infertility services to their patients. Imagyn intends to focus its direct sales activities on the approximately 1,400 larger gynecology group practices, the approximately 1,700 outpatient surgery centers and the approximately 1,000 infertility specialists in the United States which the Company believes represent the highest concentration of demand for the Company's products. Gynecology practices consisting of five or more physicians typically have a sufficient number of patients to support an office-based micro-surgery practice. The Company believes outpatient surgery centers are seeking new procedures that can be performed in their facilities. The Company believes infertility specialists, most of whom are associated with the approximately 300 infertility centers in the United States, are seeking new approaches to diagnose and address infertility problems.

    Imagyn plans to build a specialized regional sales force in the United States to market its products directly to gynecology group practices, surgery centers and infertility specialists. The Company intends to hire approximately 15 sales personnel, consisting of both field sales personnel and regional managers, in the United States during the next 12 months. At December 31, 1996, the Company's direct field sales force consisted of ten employees. The Company's direct sales force will also provide training in the applications for and the use of its products, as well as financial models of clinical practice designed to demonstrate to payors and physicians the cost advantages of using the Company's products.

    In January 1997, Imagyn entered into an exclusive provider agreement with Medical Alliance, Inc. ("MAI") under which MAI will use the MicroSpan microhysteroscopy system in its physician office mobile surgical business. MAI provides temporary surgical facilities for use in conjunction with physicians' offices in 46 states, thereby providing the Company with expanded access to the physician office market. Under the terms of the exclusive provider agreement, the Company's MicroSpan system will be the system of choice for microhysteroscopy procedures under these managed care contracts.

    In addition to selling directly to physicians and administrators in these target markets, Imagyn plans to develop relationships with opinion leaders in these markets by sponsoring workshops and conferences to promote the discussion of clinical issues and treatments. The Company also plans to generate acceptance of its products by establishing training programs at leading medical institutions, such as its training centers for the use of its MicroLap system at Yale University Medical School and Baylor College of Medicine.

    The Company intends to focus a substantial portion of its sales and marketing efforts on facilitating the acceptance and adoption of its procedure-specific systems by third-party payor organizations. Imagyn plans to take advantage of current trends in managed health care, under which the traditional fee-for-service system is being replaced by integrated health care delivery systems, preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"), by improving patient care, reducing trauma and facilitating the movement of procedures that have historically been performed in the hospital to physicians' offices, clinics and outpatient surgery centers.

    The Company also intends to sponsor patient education programs and increase women's awareness of the benefits of the Company's micro-invasive product systems.

    Internationally, the Company currently markets the Ovation systems in the United Kingdom, Germany and Australia through a limited number of direct sales personnel who are assisted by agents. The Ovation systems are marketed by distributors in Italy, Austria and Spain. The distribution agreements with distributors of the Ovation systems grant the distributors the exclusive right to sell the Ovation systems within defined territories in exchange for covenants prohibiting them from marketing medical devices that compete directly with these products. The distributors purchase the products from the Company at a discount from list price in transactions denominated in United States dollars. The end-user prices are determined by the distributors and vary from country to country.

    In 1996, the Company entered into an agreement with Medlink Europe BV, a Dutch company, whereby Medlink has been appointed to serve as the Company's master distributor for its MicroSpan products in Europe. Under the agreement, Medlink Europe will purchase products directly from the Company and contract with subdistributors for the sale of the Company's products to end users in selected European countries.

    The Company has only limited experience marketing and selling its products, and does not have experience marketing and selling its products in commercial quantities. Establishing marketing and sales capability sufficient to support sales in commercial quantities will require significant resources and will be time-consuming, and there can be no assurance that the Company will be able to recruit and retain qualified marketing personnel, direct sales personnel or contract sales representatives in a timely manner or that future sales and marketing efforts of the Company will be successful. There can be no assurance that the Company will be successful in establishing marketing, sales and distribution channels in the United States or internationally. The failure to establish and maintain effective distribution channels for the Company's products, or to retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

STRATEGIC MARKETING ALLIANCES

UNITED STATES SURGICAL CORPORATION

    In October 1995, the Company entered into an agreement with United States Surgical Corporation ("USSC") pursuant to which USSC was granted exclusive international marketing rights for the Company's MicroLap system in all international markets (excluding China and India). USSC was also granted, on a co-exclusive basis with the Company, marketing rights to the MicroLap system in the United States. Under the terms of the agreement, Imagyn will manufacture private label products for USSC for sale and distribution in the United States and international markets. USSC is required to obtain appropriate international product registrations and regulatory approvals in those markets in which USSC plans to distribute the MicroLap system, except that the Company is required, at its expense, to obtain a CE mark for the system. USSC is also responsible for all sales and marketing expenses in connection with the sale of MicroLap systems. Furthermore, USSC is subject to minimum annual purchase requirements. The Company's agreement with USSC may be terminated by USSC upon six months notice at any time after October 23, 1997. Imagyn may terminate the agreement at any time if USSC introduces products which compete with the MicroLap microlaparoscope.

    USSC has a substantial sales force that markets products primarily for use in hospital-based surgical procedures. Because most laparoscopy procedures are currently performed in a hospital, the Company believes that the ability to expose physicians to the MicroLap system in a hospital setting will accelerate the adoption of the MicroLap system by physicians and will facilitate the movement of microlaparoscopy procedures out of the hospital. Therefore, the Company believes that the efforts of its direct sales organization, which will be focused on gynecology group practices, surgery centers and infertility specialists, will be complementary to the sales and marketing efforts of USSC.

TERUMO CORPORATION

    In August 1995, Terumo Corporation ("Terumo") obtained Japanese regulatory approval for use of the Ovation tubal recanalization system pursuant to an agreement between the Company and Terumo for the distribution and licensed manufacture of the Ovation systems in Japan. Under the agreement, Terumo, a Japan-based multinational hospital products supplier, has been granted sales and distribution rights for the Ovation systems in Japan. Under the agreement, Terumo is responsible for obtaining Japanese regulatory and reimbursement approvals as well as for the cost of all sales and marketing activities for these products in Japan. Terumo has applied to the Japanese Ministry of Health and Welfare for reimbursement approval of the Ovation tubal recanalization system in Japan. Through August 1997, Terumo may purchase products, denominated in United States dollars, from Imagyn at a discount from United States list price and resell the products to hospitals, clinics and physicians. The end-user price is determined solely at the discretion of Terumo. At the end of this two year period, Imagyn is obligated to transfer the manufacturing know-how necessary to permit Terumo to manufacture the Ovation catheters and falloposcopes for sale in Japan. Terumo is required to pay Imagyn royalties on the sales of these products until such time as the Japanese patents covering these products expire. Terumo may, at its option, continue to purchase other ancillary products from Imagyn that are used in connection with the Ovation systems. In August 1996, the Company's agreement with Terumo was amended to grant Terumo with additional distribution rights for the Ovation system in certain Asian markets.

    The Company is dependent upon USSC and Terumo for marketing, sales and distribution of the products covered by their respective agreements in their respective territories. The Company is dependent upon Terumo for regulatory and reimbursement approvals in Japan, and, although Terumo has obtained approval of the linear everting system for tubal recanalization, there can be no assurance that Terumo will comply with the conditions of such approval or that Terumo will be able to obtain reimbursement approvals in Japan. The Company is dependent upon USSC to obtain appropriate international product registrations and regulatory approvals in those markets in which USSC plans to distribute the MicroLap system, except that Imagyn is obligated, at its expense, to obtain a CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives, for the MicroLap system. The Company is dependent upon Terumo and USSC to support reimbursement approval for their respective products in their respective territories. In the event that USSC and Terumo are unable to obtain necessary regulatory approvals for their respective products in their respective territories, fail to devote sufficient resources to promote the Company's products, or fail to support reimbursement approvals, sales of the products covered by the agreements with USSC and Terumo could be materially and adversely affected, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has also agreed to indemnify USSC and Terumo against claims of infringement of intellectual property rights. Furthermore, the Company's rights to terminate the agreements with USSC and Terumo are limited, and, accordingly, the Company may be unable to establish alternative marketing or distribution arrangements if the agreements with USSC and Terumo are not successful. The failure or loss of strategic alliances with USSC and Terumo, or the Company's inability to enter into future necessary strategic alliances, would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

    Imagyn's research and development activities are performed in-house by a group consisting of 12 engineers and technicians. The efforts of the research and development group are supplemented by outside physician experts and consultants. The Company also makes use of technical and engineering consultants as required.

    In microlaparoscopy, the Company is developing new electrocautery and other microsurgical instruments to broaden its MicroLap product line and the applications for the MicroLap system. Enhancements under development for the Company's microhysteroscopy technology include microhysteroscopic biopsy and electrocautery devices. In addition, Imagyn is directing research and development efforts toward enhancing its proprietary micro-access technology for both microhysteroscopy and microlaparoscopy. The Company is also developing new applications for its proprietary linear everting catheter technology as well as a curved proboscis tip for the Ovation falloposcopy system that is designed to improve visualization during falloposcopy.

    The product development process is time-consuming and costly, and there can be no assurance that any new product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA or international regulatory authorities on a timely basis, or at all, or that any new products developed and introduced by the Company will receive market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market new products, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's research and development expenditures totaled approximately $2.7 million, $1.8 million and $1.8 million in the years ended December 31, 1996, 1995 and 1994, respectively.

MANUFACTURING

    The Company manufactures its proprietary microlaparoscopes, microhysteroscopes, falloposcopes, linear everting catheters and micro-access devices in its clean room facilities in Laguna Niguel, California.

    Components are purchased from a variety of vendors, subjected to stringent quality specifications and assembled by Imagyn's highly skilled manufacturing technicians into finished products. Final assembly and packaging is currently performed by the Company in-house and sterilization is performed by an outside vendor. The manufacturing processes for microlaparoscopes, microhysteroscopes and linear everting catheters are complex and require precision in producing, assembling and testing components and finished products. Many of the steps in the assembly process, such as grinding and polishing lenses and optical fibers, are performed under a microscope, requiring up to 80x magnification.

    The Company has limited manufacturing capacity and may be required to increase both its in-house manufacturing capability and the size of its manufacturing facilities. Although the Company expanded its manufacturing facilities in 1996, there can be no assurance that such facilities will be adequate or that the Company may be able to attract, train and retain the required personnel, including personnel skilled in micro-optics assembly processes. The Company may need to obtain alternative manufacturing facilities or to establish contract manufacturing for its products. Delays associated with, or inability to establish, such capacity could have a material adverse affect on the Company's business, financial condition and results of operations.

    Certain of the components used in the Company's product systems, including the optic image fiber used in the MicroLap, a similar version of which will also be used in the MicroSpan and the medical video camera and light source used in connection with the Ovation tubal recanalization system, are currently purchased from single sources. Currently, the Company has a supply agreement with the MicroLap image fiber supplier; however, there can be no assurance that such supplier will be able to or will continue to supply image fibers to the Company in the amounts and at the times needed by the Company or that other disruptions in supply will not occur. The number of manufacturers capable of making such optical image fibers is limited and, to date, the Company has not qualified additional suppliers for such optical image fibers. The Company believes it can qualify an additional source for such optical image fiber; however, there can be no assurance as to when or whether the Company will be able to qualify such supplier. The Company's prior supplier of Ovation medical video cameras and light sources ceased manufacturing such products in late 1995 as a result of financial difficulties, which resulted in a temporary inability of the Company to supply such components to Terumo. As a result, the Company was unable to ship Ovation medical video cameras and light sources to Terumo for a period of approximately six months. Although the Company has qualified a replacement supplier, there can be no assurance that future supply disruptions for such components will not occur. The Company also uses a single vendor for sterilization of its products, and disruptions in sterilization of finished products could adversely affect the Company. Furthermore, there can be no assurance that the Company will not encounter future component shortages or other disruptions in supply of materials or services. Delays associated with any future raw materials or component shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities.

    The Company's products are complex devices designed for use inside and around the organs of the female reproductive system. To date, the Company has only limited experience regarding the reliability of its products in the field. Component failures, manufacturing errors or design defects could result in an unsafe condition or injury to the patient. If any such failures or defects were material, the Company could be required to undertake a market withdrawal or recall of products. Even if regulatory approvals are obtained, there can be no assurance that a market withdrawal or product recall will not occur. Costs of a market withdrawal or product recall could be significant and could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS, TRADE SECRETS AND LICENSES

    Imagyn's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. Imagyn seeks to protect its proprietary position aggressively by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business.

    As of December 31, 1996, the Company held 13 issued United States patents and 3 issued foreign patents and had 13 United States and 10 foreign patent applications pending, covering various aspects of the Company's product systems. The Company's issued United States patents cover technology underlying the Ovation systems. The expiration dates of these patents range from October 2011 to May 2014.

    In addition to its patents and patent applications, the Company holds a license from Baxter Healthcare Corporation ("Baxter") and Thomas J. Fogarty, M.D. ("Fogarty"), the inventor of the linear everting catheter, that grants Imagyn the exclusive, perpetual, worldwide use of patented technology and know-how related to the linear everting catheter technology in the fields of obstetrics, gynecology, and infertility, in exchange for royalty payments. As of December 31, 1996, Baxter and Fogarty held, and Imagyn has been granted the exclusive license for, 11 issued United States patents and numerous issued foreign patents and pending applications covering aspects of linear everting catheter technology. The license agreement requires that Baxter maintain and prosecute all patents and patent applications relating to the linear everting catheter technology.

    No assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents. In addition, others may hold or receive patents or file patent applications which contain claims having a scope that covers products developed by the Company.

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement litigation or an interference proceeding declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of patent suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

    Any litigation or interference proceedings involving the Company would result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition to patents, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

GOVERNMENT REGULATION

UNITED STATES

    The research, development, testing, manufacture, labeling, storage, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and most require clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, distribution, sale and promotion of medical devices in the United States. The testing for, preparation of and subsequent review of applications by the FDA and foreign regulatory authorities is expensive, lengthy and uncertain. The failure by the Company to comply with FDA requirements could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant, or withdrawal of, premarket clearance or premarket approval for devices, and criminal prosecution.

    The FDA also has the authority to require clinical testing of certain medical devices. If clinical testing of a device is required and if the device presents a "significant risk," an Investigational Device Exemption ("IDE") application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specified number of investigational sites involving a specified maximum number of patients, as approved by the FDA. The clinical trials are required to be conducted under the auspices of an Institutional Review Board ("IRB"). During the IDE study, the FDA has authority to review, limit, or terminate the study at any time. Discontinuance of the study could have a material adverse effect on the Company's business, financial condition and results of operations.

    Before a new medical device may be introduced into the market in the United States, the manufacturer or distributor generally must obtain marketing clearance from the FDA through either a 510(k) premarket notification or a premarket approval ("PMA") application. If the manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in that it has the same intended use and the same technological characteristics as the predicate device or has different technological characteristics that do not raise different questions of safety and efficacy than the predicate device, the manufacturer or distributor may seek clearance to market the device by submitting a 510(k) premarket notification. Following submission of the 510(k) premarket notification, the manufacturer or distributor may not place the device into commercial distribution unless and until a finding of substantial equivalence is issued by the FDA. In response to a 510(k) premarket notification, the FDA may declare that the device is substantially equivalent to a predicate device and allow the proposed device to be marketed in the United States. Alternatively, the FDA may require further information, including clinical data, to make its determination regarding substantial equivalence, or the FDA may determine that the proposed device is not substantially equivalent to the predicate device, and require the manufacturer or distributor to submit a PMA. An FDA request for additional information or a determination that the device is not substantially equivalent would delay market introduction of the products that are the subject of the 510(k) premarket notification.

    In September 1996, the FDA advised the Company that its Ovation falloposcopy system could be eligible for 510(k) clearance review. In September 1996, the Company submitted a 510(k) clearance application to the FDA for its Ovation falloposcopy system. On January 31, 1997, the Company received 510(k) marketing clearance for its Ovation falloposcopy system.

    As of December 31, 1996, the Company had received thirteen 510(k) clearances for certain diagnostic and/or therapeutic indications of its microlaparoscopy, microhysteroscopy and linear everting catheter intrauterine insemination product systems.

    If the manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If the FDA determines, upon initial review, that a submitted PMA application is sufficiently complete to permit substantive review, the FDA will accept the PMA application for filing. FDA review of a PMA application generally takes approximately two years or more from the date of acceptance for filing, but review times vary depending upon FDA resources and workload demands and the complexity of PMA submissions. There can be no assurance that the FDA will review and approve the PMA in a timely manner, if at all. Failure to obtain PMA approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, as one of the conditions for approval, the FDA will inspect the manufacturing establishment at which the subject device will be manufactured to determine whether the quality control and manufacturing procedures conform to GMP regulations. If granted, the PMA approval may include significant limitations on the indicated uses for which the device may be marketed.

    There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA approvals to market new products in the United States for their intended uses on a timely basis, if at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is also required to register with the FDA and with state agencies such as the California Department of Health Services ("CDHS") as a medical device manufacturer, and to list its products with the FDA. Consequently, the Company's facilities will be inspected periodically by both the FDA and CDHS to determine whether the Company manufactures its products in compliance with FDA Good Manufacturing Practices ("GMP") and other applicable regulations. In November 1995, the Company's facility was inspected by the FDA for a routine GMP inspection. The FDA noted several observations, to which the Company responded. The Company has received FDA confirmation of the adequacy of its responses.

    The Company is also required, upon commercialization, to provide information to the FDA concerning any death or serious injury that its medical devices may have allegedly caused or contributed to, as well as any product malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. Also, if safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. In addition, the FDA prohibits the marketing of approved devices for uses other than those specifically cleared for marketing by the FDA. Failure to comply with applicable FDA regulations can result in FDA warning letters, FDA refusal to approve or clear products, revocation or withdrawal of approvals previously granted, civil penalties, product seizures, injunctions, recalls, operating restrictions and criminal prosecution and penalties. Consequently, failure by the Company to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The promotion of most products regulated by the FDA is subject to the jurisdiction of the FDA, Federal Trade Commission and related state authorities. The Company also is subject to various federal, state and local laws and regulations relating to occupational safety, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs in the future to comply with such laws or will be able to continue to comply with such laws and regulations, which are subject to change.

FDA regulations regarding the research, development, testing, manufacture, labeling, storage, distribution and marketing of the Company's products are subject to change. The Company cannot predict what effect, if any, such changes might have on its business, financial condition or results of operations.

INTERNATIONAL

    Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain registrations or approvals required by foreign countries may be longer or shorter than that required for FDA clearance or approval, and requirements for licensing may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in slower product clearance in certain countries than in others. Many countries in which the Company operates or intends to operate either do not currently regulate medical devices or have minimal device registration requirements; however, these countries may develop more extensive regulations in the future that could adversely affect the Company's ability to market its products.

    Pursuant to the Company's distributorship agreement with USSC, USSC is required to obtain appropriate international regulatory registrations and approvals in those markets in which USSC plans to distribute the Company's MicroLap system, except that the Company is required to obtain a CE mark for the system.

    In August 1995, following completion of a clinical trial, Terumo received import approval from the Japanese Ministry of Health for the sale and distribution of the Company's linear everting catheter system in Japan for use in fallopian tube recanalization.

    The Company has received registrations and approvals to market its Ovation systems in Australia, Austria, France, Germany, Italy, Singapore, South Korea, Taiwan, the United Kingdom, Switzerland, Denmark and The Netherlands.

    All of the medical devices currently manufactured by the Company which are distributed in the European Union ("EU") will be subject to the Medical Devices Directive ("MDD") when the transition period for the MDD expires on June 13, 1998. To comply with the MDD, the Company will need to obtain the right to affix the CE mark on its medical devices. The right to affix the CE mark must be obtained from one of the organizations in the EU, known as "Notified Bodies," which are designated by individual member states as competent to grant to companies the right to affix the CE mark on their medical devices. The CE mark will show that the Company is entitled to market its medical devices in the EU because they meet all the essential requirements of the MDD. The CE mark will permit the Company's medical devices to circulate freely throughout the EU. Without receipt of the right to affix the CE mark on its medical devices, the Company's medical devices will not be able to be marketed anywhere in the EU. The Company is currently in the process of taking the steps that will be necessary to comply with the essential requirements of the MDD, but there can be no assurance that by taking these steps, the Company will be granted the right to affix the CE mark on any of its medical devices by a Notified Body.

    In the EU, some accessories to the Company's products, such as cameras, pumps and light sources, are subject to the Electromagnetic Compatibility Directive ("EMC Directive") or similar laws of EU member states. The transition period for the EMC Directive expired on December 31, 1995. Due to the volume of electrical and electronic devices of all types, including medical devices, which must be tested in order to determine whether they comply with the EMC Directive's requirements, many companies have not been able to complete their testing and review obligations through the Notified Bodies that must confirm EMC Directive compliance. In acknowledgment of industry delays, an informal understanding has been reached between member states of the EU and EU Commission officials that enforcement/ compliance actions relating to the EMC Directive will similarly be delayed until January 1, 1997.

    Export sales of investigational PMA devices or devices not cleared for commercial sale in the United States are subject to FDA export permit requirements. In order to obtain an export permit, the exporter must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not a violation of that country's medical device laws. The Company has received certain export approvals for the Ovation systems for Australia, The Netherlands, Denmark, France, Italy, Norway, Sweden and Switzerland, and is seeking export approvals for other countries. Recently proposed FDA regulations would eliminate export approval requirements for export of investigational devices that are the subjects of FDA-approved IDEs to certain countries that have expressed approval of the importation of such devices. There can be no assurance, however, that the final regulations will contain the same language as the proposed regulations, and the final regulations may revise the proposed regulations in such a way that could adversely affect the Company's existing or future export operations.

THIRD-PARTY REIMBURSEMENT

    In the United States, hospitals, physicians and other health care providers that purchase medical devices, such as Imagyn's products, generally rely on third-party payors, principally private health insurance plans and, to a lesser extent, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the medical device is being used.

    Reimbursement in the United States for procedures performed in hospitals, ambulatory care centers or physicians' offices using the Company's microlaparoscopy products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing procedure codes. However, there is currently no specific reimbursement code for office-based microlaparoscopy procedures. Third-party reimbursement for the Company's products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. The Company believes that procedures performed using Imagyn's MicroSpan system could be reimbursed in the United States under existing procedure codes for diagnostic and therapeutic hysteroscopy procedures. However, there can be no assurance that such procedure codes will be available with respect to the Company's products or that the reimbursement under these codes will be adequate. To the extent cost containment measures imposed by third party payors adversely affect the hospital and private practice markets, demand for and pricing of the Company's products could be adversely affected as well.

    Certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Imagyn is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Imagyn anticipates that hospital administrators and physicians would justify the use of its products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedure in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for the procedure in which the Company's products are used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

    Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. Many countries have government managed health care systems that determine whether reimbursement will be granted for new medical devices and procedures, as well as private insurance systems. Broad-based foreign market acceptance of the Company's MicroLap, MicroSpan and Ovation systems will depend in part on the availability and level of reimbursement in the international markets targeted by the Company. The

Company's Ovation falloposcopy system has been approved for reimbursement in Australia and Germany. Terumo recently applied to the Japanese Ministry of Health and Welfare for reimbursement approval of the Ovation tubal recanalization system in Japan. The process of obtaining reimbursement approvals can be lengthy and unpredictable, and there can be no assurance that the Company will obtain reimbursement approvals in Japan or in any other country within a particular time, for a particular amount, or at all. Even if reimbursement approval is obtained, due to the pressure of rising health care costs in many countries, there can be no assurance that such approval will not be limited or withdrawn at any time. Failure to obtain or maintain such approvals for some or all of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

    Physician adoption of the Company's products and physician advocacy of reimbursement of procedures performed using them will be necessary in order to obtain reimbursement from government and private payors for procedures performed using Imagyn's products. The availability of reimbursement will depend on the clinical efficacy and cost of the Company's products and systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all uses intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures performed using the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The medical device industry and the market for treatment of gynecological disorders and infertility, in particular, are intensely competitive and characterized by rapidly evolving technology. Compared to traditional laparoscopes and hysteroscopes, the Company believes that the principal competitive factors are product performance, cost-effectiveness, degree of invasiveness, patient recovery time and level of side effects. The Company's proprietary micro-optics technology provides visualization and product performance comparable to traditional laparoscopes and hysteroscopes, and when used in combination with the Company's micro-access devices are less invasive than products used in traditional laparoscopy and hysteroscopy procedures. As a result, the Company's systems can be used without general anesthesia, thus reducing patent recovery time and risk of complications. Imagyn believes that less-invasive procedures performed with the Company's MicroLap and MicroSpan systems will be substantially less traumatic and costly than more invasive, traditional surgical procedures currently in widespread use.

    Competition in the market for micro-invasive diagnosis and treatment of gynecological disorders is intense and is expected to increase. The Company believes that the principal competitive factors in the markets for microlaparoscopes and microhysteroscopes are quality of visualization, product performance, durability and compatibility with capital equipment already owned by the user. The Company believes that it competes favorably with respect to each of these factors, particularly with regard to visualization and product performance. A number of the Company's competitors are currently marketing products for use in such less-invasive procedures. Olympus America, Inc., Origin Medsystems, Inc., a subsidiary of Guidant Corporation, Medical Dynamics, Inc., Circon-Cabot Corp., and Karl Storz Instrument Co., are currently marketing laparoscopes with diameters ranging from 1.2 millimeters to 3.0 millimeters. Circon-Cabot Corp. currently markets a microhysteroscope.

    Competition in the market for falloposcopy and tubal recanalization is also expected to increase. Conceptus, Inc. is currently pursuing FDA approval of a guidewire-based falloposcopy system. The Company believes that the principal competitive factors in this market will be product performance and ability to perform procedures in a non-hospital setting without the concurrent use of laparoscopy. The Company believes it competes favorably with respect to each of these factors.

    The Company also faces potential competition from medical device or pharmaceutical manufacturers that currently market or may be developing other medical devices or drugs, such as hormonal therapies, for the treatment of uterine disorders. Other companies may choose to enter these markets at a later date and would represent competition for the Company. In addition, the Company competes with other companies for sites to conduct clinical trials.

    Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive, or that such competitors will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

PRODUCT LIABILITY AND INSURANCE

    The development, manufacture and sale of medical devices entail significant risk of financial exposure to product liability claims. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company maintains product liability insurance with coverage limits of $25,000,000 per occurrence and an annual maximum of $25,000,000, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1996, Imagyn had 87 full-time employees, 12 of whom were engaged in research and development activities, eight in regulatory and quality assurance, 42 in manufacturing, 17 in sales and marketing, and eight in finance and administration. None of Imagyn's employees is covered by a collective bargaining agreement, and the Company believes that it maintains good relations with its employees.

ADDITIONAL RISK FACTORS

    UNCERTAINTY OF MARKET ACCEPTANCE. Imagyn is substantially dependent upon the success and market acceptance of its MicroLap microlaparoscopy system, MicroSpan microhysteroscopy system and Ovation systems. The Company's MicroSpan and Ovation systems have generated limited revenue to date and the Ovation system has not been commercially introduced in the United States. The Company believes that physicians will not use the Company's product systems unless they determine that such product systems and the procedures in which they are intended to be used are safe and effective alternatives to current hospital-based procedures and demonstrate clinical utility, and can be used in a cost-effective manner. There can be no assurance that any of the Company's existing or future products will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States regulatory and reimbursement approvals are obtained.

    The Company believes that market acceptance of the MicroLap system will depend on the Company's and USSC's ability to provide evidence to the medical community of the effectiveness of micro-invasive laparoscopic procedures and of the benefits to patients, physicians and payors of such micro-invasive surgery performed outside the hospital. Market acceptance will also be dependent upon the durability and performance of the MicroLap. The Company believes that market acceptance of its MicroSpan system will depend on the Company's ability to demonstrate the utility of diagnostic and operative hysteroscopy. In particular, market acceptance of diagnostic microhysteroscopy may be limited because some physicians and payors view hysterectomy, the surgical removal of the uterus, as the appropriate therapy for a variety of uterine disorders as a hysterectomy precludes the recurrence of the uterine disorders it was performed to treat. Such physicians or payors may be reluctant to perform or pay for diagnostic microhysteroscopy to visualize the uterus if the ultimate treatment outcome is likely to be a hysterectomy. In addition, several less-invasive alternatives to operative hysteroscopy are either under development, in clinical trials or have recently been introduced. Market acceptance of diagnostic use of the MicroSpan system may also therefore be dependent upon acceptance of these less invasive alternatives to hysterectomy. Market acceptance of the MicroLap and MicroSpan systems will also be dependent upon the willingness of physicians to perform laparoscopic and hysteroscopic procedures, which have traditionally been performed in the hospital under general anesthesia, in an office or clinic. Such market acceptance may also be dependent upon the ability of MicroLap laparoscopes and MicroSpan microhysterscopes to be used with a broad variety of sterilization methods. Addition of other sterilization methods to the MicroLap microlaparoscope and MicroSpan Microhysteroscope labeling may require submission of a new 510(k) clearance application to the FDA. Preferred sterilization methods may differ among users of the Company's products with, for example, physician's offices preferring different methods than hospitals or surgery centers. The MicroLap microlaparoscope is not currently labeled for use with all sterilization methods, and the Company is aware that certain users of its products are using, and prefer to use, other sterilization methods. In addition, physician acceptance of microlaparoscopy and microhysteroscopy may be affected by the unwillingness of physicians to perform these procedures under conscious sedation rather than under general anesthesia, availability in the physician's office of necessary ancillary capital equipment such as medical video cameras and light sources, and availability of a sufficiently large patient base to support an office-based microsurgery practice.

    The Company believes that market acceptance of the Ovation systems will depend on the Company's ability to demonstrate the utility of falloposcopy and recanalization in diagnosing and managing infertility and generate an interest on the part of physicians to be trained to perform such procedures using the Company's Ovation systems. There can be no assurance that physicians and other potential users of the Company's products will be willing to learn to perform microlaparoscopy, microhysteroscopy or falloposcopy with the Company's products or that the Company will be able to train such users to learn these techniques. Market acceptance will also be dependent upon the availability of third-party reimbursement for procedures performed using the Company's products.

    Because the success of each of the Company's product systems depends upon acceptance by physicians and health care payors of such product systems and the procedures in which they are intended to be used, the Company believes that recommendations and endorsements by influential physicians will be essential for market acceptance of the Company's products. There can be no assurance that any such recommendations or endorsements will be obtained. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; FLUCTUATIONS IN OPERATING RESULTS; LIMITED OPERATING HISTORY. The Company has experienced significant operating losses since inception and, as of December 31, 1996, had an accumulated deficit of $25.0 million. The Company expects to incur substantial additional losses due to increased operating expenditures primarily attributable to the expansion of marketing, sales, manufacturing and research and development activities. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products gain market acceptance, the timing and volume of orders from USSC, Terumo, other international distributors and the Company's other customers, actions relating to regulatory and reimbursement matters, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the absence of a backlog of orders. Results of operations will also depend upon the amount of royalties payable under the license from Baxter and Fogarty relating to the linear everting catheter technology used in the Ovation systems. There can be no assurance that the Company will successfully commercialize any of its current products or any future products or achieve significant revenues or profitability. Profitability, if achieved, may not be sustained.

    The Company has a limited history of commercial operations. Since its inception in August 1989, the Company has been engaged primarily in research and development of its Ovation systems, MicroLap microlaparoscopy system and MicroSpan microhysteroscopy system. The Company has sustained substantial operating losses since inception and there can be no assurance that the Company will achieve or sustain profitability. To date, the Company has not generated sufficient revenues to achieve profitability. The Company does not have experience in manufacturing, marketing or selling its products in the quantities that will be necessary for the Company to achieve significant product revenues or profitability. There can be no assurance that any of the Company's products will be successfully commercialized or that the Company will achieve significant revenues. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon a number of factors, including the Company's ability to increase its commercial manufacturing capability and establish marketing and sales capabilities and its ability to develop additional distribution relationships in targeted international markets. There can be no assurance that the Company will not experience future difficulties related to the Company's transition to a larger-scale commercial enterprise, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS; POTENTIAL FUTURE CAPITAL REQUIREMENTS. The Company may make acquisitions in the future, and the Company regularly evaluates such opportunities. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. The Company has no experience in assimilating acquired organizations and products into its operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's capital requirements depend on numerous factors, including the extent to which the Company's products gain market acceptance, actions relating to regulatory and reimbursement matters, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage, the resources the Company devotes to marketing, manufacturing and developing its products, and other factors. The timing and amount of such capital requirements cannot accurately be predicted. Consequently, although the Company believes that current cash resources, together with cash generated from revenues, will provide adequate funding for its capital requirements through 1998, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON INTERNATIONAL DISTRIBUTORS AND SALES; RISKS OF INTERNATIONAL SALES. Since inception, a significant amount of the Company's sales have been outside the United States. USSC has distribution rights for the MicroLap system in all international markets other than China and India and Terumo has distribution rights for the Ovation systems in Japan. The Company has a limited number of international distributors for its Ovation systems in certain countries. The Company's international sales of these products in these countries are dependent upon the marketing efforts of, and sales by, its distributors. The Company relies on these distributors to assist it in obtaining product registration and reimbursement approvals in certain international markets. The Company has limited sell-through experience with certain of its distributors and has in the past experienced situations in which distributors placed initial stocking orders for quantities that were in excess of their end user requirements. In addition, if a distributor were to fail to invest adequate capital promoting the Company's products and training physicians in the proper techniques for utilizing the Company's products, or were to experience financial difficulty or cease operations, the Company would likely be unable to achieve significant sales in the subject territory. Management of international distributors can be time-consuming and can be complicated by dissimilarities among international markets. Furthermore, the Company currently does not have distributors in a number of international markets that it has targeted and anticipates that it will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors in these markets in a timely manner, if at all, or that distributors will adequately market the Company's products. The failure of distributors to adequately promote the Company's products or the failure of the Company to engage additional distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

    A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, changes in regulatory requirements or interpretations thereof, export license requirements, political instability, trade restrictions, changes in tariffs, financial instability of distributors, differences in purchasing systems for medical products, and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any international market.

    DEPENDENCE UPON KEY PERSONNEL. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. Such consultants are therefore not available to devote their full time or attention to the Company's affairs.

    POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's results of operations, failure of such results of operations to meet the expectations of public market analysts and investors, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally, and general market conditions may have a significant adverse effect on the market price of the Common Stock. In addition, it is likely that during a future quarterly period, the Company's results of operations will fail to meet the expectations of stock market analysts and investors and, in such event, the Company's stock price could be materially and adversely effected.

    SIGNIFICANT RESTRICTIONS ON CHANGE OF CONTROL. The Company has adopted a number of anti-takeover measures. The Company has adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors. In addition, the Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock. Such shares of Preferred Stock may be issued by the Company without stockholder approval upon such terms as the Company's board of directors may determine. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of, the holders of Common Stock. At present, the Company has no plans to issue any of the Preferred Stock.

ITEM 2. PROPERTIES

    The Company currently leases approximately 26,000 square feet of facilities in Laguna Niguel, California. These facilities comprise the Company's administrative offices and manufacturing and warehouse operations. The leases for these facilities extend through 1998. Imagyn believes that this space is adequate for its current needs, and that it will be able to renew its leases and obtain additional space if necessary.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the NASDAQ National Market (ticker symbol IGYN). The number of record holders of the Company's Common Stock at February 28, 1997 was 89. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

    The Company completed an initial public offering of 3,162,500 shares of Common Stock in June 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

    Quarterly high and low stock prices are as follows:

                   QUARTER ENDED             HIGH       LOW
          --------------------------------  -------   -------
          June 30, 1996 (from May 30,
            1996)                           $17       $10 3/4
          September 30, 1996                 11 1/8     7
          December 31, 1996                  10 7/8     6 7/8

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1992       1993       1994       1995       1996
                                                           ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales................................................  $   1,238  $   1,047  $   1,005  $   2,243  $   9,371
Cost of sales............................................        702      1,006      1,268      1,811      6,579
                                                           ---------  ---------  ---------  ---------  ---------
Gross profit (loss)......................................        536         41       (263)       432      2,792
Cost and expenses:
  Sales and marketing....................................      1,665      2,397      2,317      3,296      4,039
  Research and development...............................      1,917      1,917      1,797      1,811      2,708
  General and administrative.............................      1,360        904      1,108      1,253      2,277
                                                           ---------  ---------  ---------  ---------  ---------
    Total costs and expenses.............................      4,942      5,218      5,222      6,360      9,024
                                                           ---------  ---------  ---------  ---------  ---------
Other operating income...................................      1,000     --         --          3,500     --
                                                           ---------  ---------  ---------  ---------  ---------
    Loss from operations.................................     (3,406)    (5,177)    (5,485)    (2,428)    (6,232)
                                                           ---------  ---------  ---------  ---------  ---------
Interest income (expense), net...........................        178        337        175       (217)     1,826
                                                           ---------  ---------  ---------  ---------  ---------
Net loss.................................................  $  (3,228) $  (4,840) $  (5,311) $  (2,645) $  (4,408)
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Net loss per share(1)....................................  $   (0.76) $   (1.16) $   (1.26) $   (0.59) $   (0.61)
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Shares used in computing net loss per share(1)...........      4,233      4,240      4,263      4,573      7,196
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------

                                                        AS OF DECEMBER 31,
                                          -----------------------------------------------
                                           1992      1993      1994      1995      1996
                                          -------  --------  --------  --------  --------
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and cash
 investments............................  $12,859  $  7,269  $  2,021  $  9,340  $ 41,353
Working capital.........................   12,897     7,763     2,672    10,431    44,010
Total assets............................   14,287     9,388     4,174    12,024    51,956
Convertible redeemable preferred
 stock..................................   19,950    20,030    20,122     9,936     --
Accumulated deficit.....................   (7,527)  (12,447)  (17,838)  (20,543)  (24,951)
Stockholders' equity (deficit)..........   (7,524)  (12,525)  (17,912)      (97)   48,889

------------------------

(1) See Note 17 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share and pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    Imagyn was formed in 1989 to advance the development of gynecological applications of novel catheter technology licensed by the Company from Baxter and Fogarty. In 1992, the Company commenced commercial shipments of its Ovation systems, based on this technology, to international distributors for resale to physicians and hospitals.

    In November 1992, the Company entered into an agreement with Terumo Corporation ("Terumo") for the sale and licensed manufacture of the Ovation systems in Japan. In connection with the granting of the distribution and license rights under this agreement, Terumo paid the Company distribution and license fees aggregating $2.1 million. Based on the Company's continuing obligations under the agreement to transfer manufacturing know-how for the Ovation systems to Terumo, the license fees of $1.0 million have been treated as deferred income until such time as the Company completes the transfer of the manufacturing know-how pursuant to the agreement. Upon completion of such transfer, the Company will receive royalties on product sales by Terumo. During 1993 and 1994, Terumo conducted clinical trials in Japan for the purpose of supporting regulatory and reimbursement approvals for the Ovation system. In August 1996, the Company's agreement with Terumo was amended to grant Terumo with additional distribution rights for the Ovation system in certain Asian markets.

    In January 1994, the Company was notified by the FDA that its PMA application for the Ovation falloposcopy system submitted to the FDA in May 1992 was deficient in certain respects, particularly with respect to the design of the clinical study. The Company attempted to address the FDA's concerns by providing a reevaluation of its clinical data; however, the FDA did not find this analysis acceptable and, in September 1995, the Company withdrew this PMA application. In September 1996, the FDA advised the Company that its Ovation falloposcopy system could be eligible for 510(k) clearance review. In September 1996, the Company submitted a 510(k) clearance application to the FDA for its Ovation falloposcopy system. On January 31, 1997, the Company received 510(k) marketing clearance for its Ovation falloposcopy system.

    In August 1994, the Company commenced international commercial shipments of its MicroLap microlaparoscopy system. By February 1995, the Company had received three FDA 510(k) clearances for the MicroLap system, after which the Company commenced marketing the system in the United States. The Company engaged the services of non-stocking sales representative organizations to promote sales of the MicroLap system.

    In August 1995, Terumo received Japanese regulatory approval for marketing of the Ovation tubal recanalization system. Following this approval, Terumo commenced planning for the 1996 commercial introduction of the Ovation tubal recanalization system in Japan. Terumo has applied for, but has not yet obtained, full Japanese reimbursement approval.

    In August 1995, Terumo received Japanese regulatory approval for marketing the Ovation tubal recanalization system. Following this approval, Terumo commenced planning for the 1996 commercial introduction of the Ovation tubal recanalization system in Japan. Terumo has applied for, but has not yet obtained, full Japanese reimbursement approval.

    In September 1995, the Company completed an equity recapitalization which included a reverse 1-for-5 stock split of all outstanding stock, the conversion of all Preferred Stock into Common Stock, and the sale of $9.9 million of new Preferred Stock.

    In October 1995, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC") pursuant to which USSC was granted exclusive international marketing rights for the MicroLap system in all international markets (excluding China and India). USSC was also granted, on a co-exclusive basis with the Company, marketing rights to the MicroLap system in the United States. As a result of the agreement with USSC, the Company terminated all of its domestic sales representative organizations and international distributors for the MicroLap system and, in connection with these terminations, the Company made certain payments to these distributors. Following execution of the agreement with USSC, the Company increased its manufacturing capacity to support USSC's introduction of the MicroLap system and, in January 1996, the Company completed training of certain USSC sales personnel and commenced commercial shipments of the MicroLap system to USSC.

    In September 1996, the Company received 510(k) clearance from the FDA to market its single use MicroSpan hysteroscope sheath in the United States. Following receipt of the 510(k) clearance, the Company commenced the recruitment of direct sales representatives and launched the MicroSpan microhysteroscopy system in the United States on a limited basis in the fourth quarter of 1996.

    The Company manufactures the Ovation systems and certain of its MicroLap and MicroSpan system products, including its proprietary microlaparoscope, microhysteroscope and micro-access devices, at its manufacturing facilities. The Company has limited manufacturing capacity and may be required to increase both its in-house manufacturing capability and the size of its manufacturing facilities. Although the Company expanded its manufacturing facilities in 1996, there can be no assurance that such facilities will be adequate or that the Company may be able to attract, train and retain the required personnel, including personnel skilled in micro-optics assembly processes. The Company may need to obtain alternative manufacturing facilities or to establish contract manufacturing for its products. Delays associated with, or inability to establish, such capacity could have a material adverse affect on the Company's business, financial condition and results of operations. The Company currently obtains certain components of its product systems from single source suppliers. These components include the optic image fiber used in the MicroLap, a similar version of which is also being used in the MicroSpan, and the medical video camera and light source used in connection with the Ovation tubal recanalization system. There can be no assurance that the Company will not encounter future component shortages or other disruptions in supply of materials. Delays associated with any future raw materials or component shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities.

    Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which the Company's products gain market acceptance, the timing and volume of orders from USSC, Terumo, other international distributors and the Company's other customers, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the absence of a backlog of orders. Results of operations will also depend upon the amount of royalties payable under the license from Baxter and Fogarty relating to the linear everting catheter technology used in the Ovation systems. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next twelve months as the Company continues to expend substantial resources to expand its marketing and sales activities in the United States and fund research and development and the introduction of new products.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    NET SALES. Net sales for the year ended December 31, 1996 increased to $9.4 million from $2.2 million for the year ended December 31, 1995. The increase was primarily the result of the first full year of sales to USSC of the Company's MicroLap system. In 1996, sales to USSC were approximately 90% of the Company's total sales. In 1996, 6% of the Company's sales were to international customers; in 1995, 72% of the Company's sales were to international customers. The decrease in the percentage of the Company's sales to international customers is primarily the result of the increase in United States sales and the termination of the Company's international distributors for the MicroLap system. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC are expected to include sales to international customers made through Autosuture, Inc., a subsidiary of USSC. Net sales for the year ended December 31, 1995, increased to $2.2 million from $1.0 million for the year ended December 31, 1994. The increase was primarily the result of the commencement of sales in the United States in 1995 of the MicroLap system, increase of sales of the MicroLap system in international markets and initial sales of the Company's Ovation system to Terumo.

    COST OF SALES. Cost of sales increased to $6.6 million for the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995. The increase was attributable to the increase in the volume of sales of the Company's products. Cost of sales in 1996 also included non-recurring production costs and inefficiencies associated with the rapid increase and expansion of production operations at the Company's current manufacturing facilities. Cost of sales for the year ended December 31, 1995 increased to $1.8 million from $1.3 million for the year ended December 31, 1994, primarily due to the increase in the volume of sales of the Company's products.

    SALES AND MARKETING. Sales and marketing expenses increased to $4.0 million for the year ended December 31, 1996 from $3.3 million for the year ended December 31, 1995. The increase was primarily due to sales and marketing expenses associated with the introduction of the Company's MicroSpan products in the United States, including expenses in connection with the recruitment of direct sales personnel. Sales and marketing expenses increased to $3.3 million for the year ended December 31, 1995 from $2.3 million for the year ended December 31, 1994. The increase was primarily due to sales and marketing expenses associated with the introduction of the Company's MicroLap products in the United States, including expenses of $400,000 associated with the termination of international distributors and United States sales representatives for the MicroLap system in connection with the USSC agreement.

    RESEARCH AND DEVELOPMENT. Research and development ("R& D") expenses, which include clinical and regulatory expenses, increased to $2.7 million for the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995. This increase was attributable to increased expenditures for product development and enhancements and costs associated with clinical trials of the Ovation falloposcopy system in the United States. R &D expenses of $1.8 million for the year ended December 31, 1995 were approximately equal to the $1.8 million for the year ended December 31, 1994.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.3 million for the year ended December 31, 1996 from $1.3 million for the year ended December 31, 1995. The increase was primarily the result of the amortization of non-cash deferred compensation charges associated with grants of stock options to employees, the hiring of additional personnel and other ongoing expenses associated with the Company's public reporting requirements. General and administrative expenses increased to $1.3 million for the year ended December 31, 1995 from $1.1 million for the year ended December 31, 1994. This increase primarily resulted from expenses associated with an increase in the level of the Company's operations.

    OTHER OPERATING INCOME. Other operating income of $3.5 million for the year ended December 31, 1995 resulted from nonrecurring payments in connection with various marketing rights for certain products. There was no such income for the years ended December 31, 1996 and 1994.

    INTEREST INCOME (EXPENSE), NET. Net interest income for the year ended December 31, 1996 was $1.8 million, as compared to interest expense of $217,000 for the year ended December 31, 1995. This increase was attributable primarily to interest earned on higher cash balances held by the Company during the year ended December 31, 1996 and to a lesser extent to the retirement of bridge financing notes in September 1995. Interest income was $175,000 for the year ended December 31, 1994. There were no short term notes outstanding during the year ended December 31, 1994.

INCOME TAXES

    The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1996 and 1995, have been established in each period to reflect these uncertainties.

    At December 31, 1996, the Company had federal and state net operating loss carryforwards of $16.5 million and $8.0 million, respectively, and federal and state research and experimentation credit carryforwards of $387,000 and $276,000, respectively, that will expire at various dates beginning in 1997 through 2010, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to a substantial annual limitation due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation is likely to result in the expiration of most of the Company's net operating loss and tax credit carryforwards before full utilization as a result of the September 1995 recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its net sales, resulting in an accumulated deficit of $25.0 million as of December 31, 1996. The Company has funded its operations since inception primarily through the private placement of equity securities, the net proceeds of the June 1996 initial public offering and other operating income. Through December 31, 1996, the Company had raised $30.3 million from the private placement of equity securities. Through December 31, 1996, the Company had received $5.6 million in fees relating to two distribution agreements. In June 1996, the Company completed an initial public offering of 3,162,500 shares of Common Stock raising net proceeds of approximately $43 million.

    At December 31, 1996, the Company's principal source of liquidity consisted of cash, cash equivalents and short-term investments of $41.4 million. Cash used in the Company's operations was $5.6 million for the year ended December 31, 1996 and $2.2 and $5.1 million for the years ended December 31, 1995 and 1994 respectively. The Company's capital expenditures during the year ended December 31, 1996 were $1.3 million and $163,000 and $112,000 for the years ended December 31, 1995 and 1994 respectively. The Company anticipates that capital expenditures will increase in future periods due to expansion of manufacturing operations and facilities. The Company intends to finance its capital needs principally its existing capital resources. The Company has not sought to obtain any credit facilities to provide additional working capital.

    Imagyn believes that existing capital resources will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the resources that the Company devotes to marketing, manufacturing and developing its products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and the resources required to expand manufacturing capacity and facilities requirements. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional funding, if needed, will be available on terms satisfactory to the Company, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Imagyn Medical, Inc.
Laguna Niguel, California

    We have audited the accompanying consolidated balance sheets of Imagyn Medical, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imagyn Medical, Inc. as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Newport Beach, California
March 4, 1997

                              IMAGYN MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                                                                                         1995            1996
                                                                                    --------------  --------------
                                                     ASSETS:
Current assets:
  Cash and cash equivalents.......................................................  $    2,359,773  $   22,333,227
  Short-term cash investments.....................................................       6,980,454      19,019,813
  Restricted cash.................................................................         131,000        --
  Accounts receivable, net of allowance for doubtful accounts of $60,000 in 1995
    and 1996......................................................................         909,139       2,002,965
  Inventories.....................................................................       1,063,867       2,007,527
  Other current assets............................................................         172,760         713,461
                                                                                    --------------  --------------
      Total current assets........................................................      11,616,993      46,076,993
Long-term cash investments........................................................        --             4,358,478
Furniture, fixtures and equipment, net............................................         389,787       1,412,610
Other assets......................................................................          17,642         107,653
                                                                                    --------------  --------------
      Total assets................................................................  $   12,024,422  $   51,955,734
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                                       AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable................................................................  $      441,868  $    1,094,758
  Accrued salaries and benefits...................................................          83,158         386,101
  Accrued liabilities.............................................................         660,889         585,671
                                                                                    --------------  --------------
      Total current liabilities...................................................       1,185,915       2,066,530
Deferred income...................................................................       1,000,000       1,000,000
                                                                                    --------------  --------------
      Total liabilities...........................................................       2,185,915       3,066,530
                                                                                    --------------  --------------
Commitments and contingencies (Note 16)
Convertible redeemable preferred stock, 2,715,546 shares issued and outstanding in
  1995............................................................................       9,935,981        --
                                                                                    --------------  --------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued
    and outstanding...............................................................        --              --
  Common stock, $0.001 par value (in 1996 only), 50,000,000 shares authorized,
    1,995,361 and 7,934,995 shares issued and outstanding in 1995 and 1996,
    respectively..................................................................      21,395,137           7,935
Additional paid-in capital........................................................        --            74,655,334
Unearned compensation.............................................................        (753,640)       (702,148)
Amounts due from stockholders.....................................................        (195,900)       (120,900)
Accumulated deficit...............................................................     (20,543,071)    (24,951,017)
                                                                                    --------------  --------------
      Total stockholders' equity (deficit)........................................         (97,474)     48,889,204
                                                                                    --------------  --------------
      Total liabilities, redeemable preferred stock and stockholders' equity
        (deficit).................................................................  $   12,024,422  $   51,955,734
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                             1994         1995         1996
                                          -----------  -----------  -----------
Net sales...............................  $ 1,004,742  $ 2,242,655  $ 9,370,822

Cost of sales...........................    1,267,968    1,810,849    6,578,746
                                          -----------  -----------  -----------

      Gross profit (loss)...............     (263,226)     431,806    2,792,076
                                          -----------  -----------  -----------

Sales and marketing expenses............    2,317,423    3,295,842    4,039,501

Research and development expenses.......    1,796,563    1,810,759    2,707,744

General and administrative expenses.....    1,107,418    1,252,820    2,277,228
                                          -----------  -----------  -----------

                                            5,221,404    6,359,421    9,024,473
                                          -----------  -----------  -----------

Other operating income..................      --         3,500,000      --
                                          -----------  -----------  -----------

      Loss from operations..............   (5,484,630)  (2,427,615)  (6,232,397)

Other income (expense), net:

    Interest and other income...........      175,063      174,114    1,826,051

    Interest expense....................         (234)    (391,086)     --
                                          -----------  -----------  -----------

      Other income (expense), net.......      174,829     (216,972)   1,826,051
                                          -----------  -----------  -----------

      Loss before provision for income
        taxes...........................   (5,309,801)  (2,644,587)  (4,406,346)

Provision for income taxes..............          800          800        1,600
                                          -----------  -----------  -----------

      Net loss..........................  $(5,310,601) $(2,645,387) $(4,407,946)
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

Net loss applicable to common
  stockholders..........................  $(5,390,601) $(2,705,387) $(4,407,946)
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

Net loss per common share and common
  equivalent share......................  $     (1.26) $     (0.59) $     (0.61)
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

Weighted average common shares and
  common equivalent shares
  outstanding...........................    4,263,000    4,573,000    7,196,000
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                     COMMON STOCK        ADDITIONAL                    AMOUNTS                         TOTAL
                                -----------------------    PAID-IN      UNEARNED       DUE FROM     ACCUMULATED    STOCKHOLDERS'
                                 SHARES       AMOUNT       CAPITAL    COMPENSATION   STOCKHOLDERS     DEFICIT     EQUITY (DEFICIT)
                                ---------  ------------  -----------  ------------   ------------   ------------  ----------------
Balances, January 1, 1994.....    303,313  $     45,517                               $(123,000)    $(12,447,083)   $  (12,524,566)
Common stock issued upon
  exercise of stock options...      4,062         3,416                                                                      3,416
Accretion of convertible
  redeemable preferred
  stock.......................                                                                           (80,000)          (80,000)
Amount due from stockholder
  from the sale of common
  stock.......................     45,903       170,000                                (170,000)                         --
Net loss for the year ended
  December 31, 1994...........                                                                        (5,310,601)       (5,310,601)
                                ---------  ------------                              ------------   ------------  ----------------
Balances, December 31, 1994...    353,278       218,933                                (293,000)     (17,837,684)      (17,911,751)

Common stock issued upon
  conversion of preferred
  stock (less costs of
  $90,730)....................  1,076,969    20,091,613                                                                 20,091,613
Common stock issued upon
  exercise of stock options...      1,576         2,953                                                                      2,953
Cancellation of common stock
  and amount due from
  stockholder.................    (45,903)     (170,000)                                170,000                          --
Amount due from stockholder
  from sale of common stock...    328,069        72,900                                 (72,900)                         --
Issuance of bridge financing
  warrants, subsequently
  exchanged for common
  stock.......................    281,034       331,618                                                                    331,618
Common stock issued for
  consulting services.........     338.00         1,250                                                                      1,250
Accretion of convertible
  redeemable preferred
  stock.......................                                                                           (60,000)          (60,000)
Unearned compensation related
  to stock options granted,
  net of cancellations of
  $14,557.....................                  845,870                ($845,870)                                        --
Compensation related to stock
  options vesting.............                                            92,230                                            92,230
Net loss for the year ended
  December 31, 1995...........                                                                        (2,645,387)       (2,645,387)
                                ---------  ------------               ------------   ------------   ------------  ----------------
Balances, December 31, 1995...  1,995,361    21,395,137                 (753,640)      (195,900)     (20,543,071)          (97,474)

Common stock issued upon
  exercise of stock options...     64,060        50,461                                                                     50,461
Common stock issued under the
  employee stock purchase
  plan........................      5,113        35,312                                                                     35,312
Unearned compensation related
  to stock options granted....                  299,043                 (299,043)                                        --
Compensation related to stock
  options vesting.............                                           350,535                                           350,535
Settlement of stockholder
  loan........................     (7,585)      (83,435)                                 75,000                             (8,435)
Issuance of common stock (less
  costs of $4,406,730)........  3,162,500    43,030,770                                                                 43,030,770
Conversion of convertible
  redeemable preferred stock
  into common stock...........  2,715,546     9,935,981                                                                  9,935,981
Reclassification of amounts to
  new common stock par
  value.......................              (74,655,334) $74,655,334                                                     --
Net loss for the year ended
  December 31, 1996...........                                                                        (4,407,946)       (4,407,946)
                                ---------  ------------  -----------  ------------   ------------   ------------  ----------------
Balances, December 31, 1996...  7,934,995  $      7,935  $74,655,334   $(702,148)     $(120,900)    $(24,951,017)   $   48,889,204
                                ---------  ------------  -----------  ------------   ------------   ------------  ----------------
                                ---------  ------------  -----------  ------------   ------------   ------------  ----------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                             1994         1995          1996
                                          -----------  -----------  ------------
Cash flows from operating activities:
  Net loss..............................  $(5,310,601) $(2,645,387) $ (4,407,946)
  Adjustments to reconcile net loss to
    net cash used by operating
    activities:
    Depreciation and amortization.......      188,610      210,180       237,023
    Loss on disposal of furniture,
      fixtures and equipment............      --            24,014         7,315
    Provision for doubtful accounts.....       60,000      --            --
    Noncash interest income on
      stockholder loan..................      --           --             (8,435)
    Noncash interest expense on bridge
      financing warrants................      --           331,618       --
    Common stock issued for consulting
      services..........................      --             1,250       --
    Compensation related to stock
      options vesting...................      --            92,230       350,535
    Increase in accounts receivable.....     (285,860)    (439,000)   (1,093,826)
    Decrease (increase) in
      inventories.......................       35,780      (67,410)     (943,660)
    Increase in other current assets....      (47,189)     (25,417)     (540,701)
    Decrease (increase) in other
      assets............................      127,413       58,837       (92,411)
    Increase (decrease) in accounts
      payable...........................      (43,901)     168,710       652,890
    Increase (decrease) in accrued
      salaries and benefits.............       48,950      (59,135)      302,943
    Increase (decrease) in other accrued
      liabilities.......................      150,301      113,343       (75,218)
                                          -----------  -----------  ------------
        Net cash used by operating
          activities....................   (5,076,497)  (2,236,167)   (5,611,491)
                                          -----------  -----------  ------------
Cash flows from investing activities:
    Cash proceeds from sale of
      furniture, fixtures and
      equipment.........................      --            875.00       --
    Purchase of furniture, fixtures and
      equipment.........................     (111,830)    (163,044)   (1,264,561)
    Purchase of short-term cash
      investments.......................      --        (6,980,454)  (12,039,359)
    Purchase of long-term cash
      investments.......................      --           --         (4,358,478)
    Loans to stockholders...............      (75,000)     --            --
    (Increase) decrease in restricted
      cash..............................                  (131,000)      131,000
                                          -----------  -----------  ------------
        Net cash used by investing
          activities....................     (186,830)  (7,273,623)  (17,531,398)
                                          -----------  -----------  ------------
Cash flows from financing activities:
    Proceeds from issuance of common
      stock.............................      --           --         47,472,612
    Proceeds from issuance of bridge
      financing.........................      --         2,056,586       --
    Proceeds from sale of convertible
      redeemable preferred stock........       12,339    7,879,395       --
    Costs of equity issuances...........      --           (90,730)   (4,406,730)
    Proceeds from exercise of stock
      options...........................        3,416        2,953        50,461
                                          -----------  -----------  ------------
        Net cash provided by financing
          activities....................       15,755    9,848,204    43,116,343
                                          -----------  -----------  ------------
        Net (decrease) increase in cash
          and cash equivalents..........   (5,247,572)     338,414    19,973,454
Cash and cash equivalents, beginning of
  year..................................    7,268,931    2,021,359     2,359,773
                                          -----------  -----------  ------------
Cash and cash equivalents, end of
  year..................................  $ 2,021,359  $ 2,359,773  $ 22,333,227
                                          -----------  -----------  ------------
                                          -----------  -----------  ------------
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the year for:
    Income taxes........................  $       800  $       800  $      2,400
                                          -----------  -----------  ------------
                                          -----------  -----------  ------------
    Interest............................  $       234  $    60,568  $    --
                                          -----------  -----------  ------------
                                          -----------  -----------  ------------
Supplemental schedule of noncash
  investing and financing activities:
  Sale of 45,903 shares of common stock
    to an officer in exchange for a
    promissory note. Such shares and
    promissory note were canceled in
    1995................................  $  (170,000) $   170,000
  Sale of 328,069 shares of common stock
    to an officer in exchange for a
    promissory note.....................                    72,900
  Accretion of Series C convertible
    redeemable preferred stock against
    the accumulated deficit.............       80,000       60,000
  Exchange of Series A, B and C
    convertible redeemable preferred
    stock for common stock..............                20,182,343
  Conversion of bridge financing notes
    to new Series A preferred stock.....                 2,056,586
  Exchange of bridge financing warrants
    to common stock.....................                   331,618
  Common stock issued for consulting
    services............................                     1,250
  Unearned compensation related to stock
    options granted.....................                   845,870  $    299,043
  Settlement of loan to stockholder and
    related interest receivable in
    exchange for common stock...........                                  83,435
  Conversion of 2,715,546 shares of
    convertible redeemable preferred
    stock to shares of common stock on a
    one-for-one basis...................                               9,935,981

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996

1.  THE COMPANY:

    Imagyn Medical, Inc. (the "Company") was incorporated in 1989. The Company designs, develops and markets micro-invasive, cost-effective devices for the diagnosis and treatment of gynecological and reproductive disorders.

    Imagyn International, Inc. was organized as a wholly-owned subsidiary of the Company in 1993. Imagyn International was created to facilitate the marketing, sales and distribution of the Company's products in international markets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION

    Sales and related cost of goods sold are recognized when goods are shipped to customers. The majority of the Company's customers are distributors which sell goods to third-party end-users. The Company is not contractually obligated to repurchase any inventory from their distributors. The Company records a warranty accrual at the time of sale for estimated claims.

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash in banks, certificates of deposit, and short-term investments with acquired maturities of three months or less. The carrying amount of cash and cash equivalents approximates market value.

    RESTRICTED CASH

    In 1995, the Company collateralized a letter of credit in the amount of $117,187 with a certificate of deposit for $131,000. The certificate of deposit had an interest rate of 4.5% and a maturity date of June 30, 1996, and is therefore classified as a current asset on the accompanying consolidated balance sheet at December 31, 1995.

    SHORT-TERM AND LONG-TERM CASH INVESTMENTS

    The short-term and long-term cash investments are managed by outside brokerage firms and consist primarily of commercial paper, certificates of deposit, and short-term bond instruments and are held to maturity. Short-term cash investments have acquired maturities of one year or less, while long-term cash investments have maturities of greater than one year. The carrying amount of short-term and long-term cash investments is the cost plus interest earned as of December 31, 1996, which approximates market value.

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

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

    INCOME TAXES

    The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

    STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

    ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  RECAPITALIZATION:

    On September 8, 1995, the Company completed an equity recapitalization (the "Recapitalization"). The following events occurred as part of the Recapitalization: (i) the conversion of all outstanding shares of Series A, Series B and Series C preferred stock on a 1-for-1 basis into shares of common stock, (ii) a reverse 1-for-5 split of all then outstanding common stock and common stock options, (iii) the issuance of 2,153,484 shares of new Series A preferred stock at $3.66 per share for cash of $7,879,395, (iv) the conversion of outstanding bridge financing notes of $2,056,586 into 562,062 shares of new Series A preferred stock, (v) conversion of bridge financing warrants into 281,034 shares of common stock, and (vi) amendments to the stock option plans.

    Prior to the completion of the Recapitalization, the Company obtained $2,056,586 in bridge note financing. Interest at the rate of prime plus 1%, and totaling $59,468, was paid in cash. In addition, the Company granted a warrant to purchase a share of the new Series A preferred stock for $3.66 per share, for each two shares of new Series A preferred stock received after conversion of the bridge financing notes, or total warrants to acquire 281,034 shares of new Series A preferred stock (the "bridge financing warrants"). These bridge financing warrants were later exchanged for 281,034 shares of common stock for no additional consideration in the Recapitalization. The Company recognized a one-time non-cash charge of $331,618 to interest expense in connection with this transaction, with such amount representing the then fair market value, as determined by an independent third-party valuation, of such shares.

    All share and per share amounts have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

4.  INITIAL PUBLIC OFFERING:

    In June 1996, the Company completed an initial public offering (the "IPO") of 3,162,500 shares of its common stock at $15.00 per share for proceeds, net of offering expenses of $4,406,730, of $43,030,770. In connection with the IPO, all then outstanding shares of convertible redeemable preferred stock were automatically converted into 2,715,546 shares of common stock.

    In conjunction with the IPO, the Board of Directors and stockholders approved a 1-for-1.4814 reverse stock split of all outstanding common stock, preferred stock and common stock options. All share and per share amounts have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

5.  RELATED PARTY TRANSACTIONS:

    During 1994, the Company sold 45,903 shares of common stock to an officer of the Company in exchange for a $170,000 recourse promissory note. These shares were returned to the Company and the promissory note was canceled in August 1995 as part of the Company's Recapitalization. On October 31, 1995, the Company sold 328,069 shares of common stock to the same officer in exchange for a $72,900 recourse promissory note. The promissory note bears interest at 6.31% per annum with all principal and interest due on October 30, 2000. The promissory note is collateralized by the related shares of common stock. The Company has an option to repurchase the shares at $0.222 per share. The repurchase option,

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

5.  RELATED PARTY TRANSACTIONS: (CONTINUED)
which matches the vesting terms of the shares, expired with respect to 35% of the shares on September 7, 1996 and, for the remaining shares, on a monthly pro rata basis through September 7, 1998.

    The Company has a License Agreement with two of its stockholders relating to patents, patent applications and other know-how on certain medical equipment technology. Royalties pursuant to the License Agreement are payable for a period of ten years following the date of the first commercial sale or the expiration date of the last applicable patent, whichever occurs later. For the years ended December 31, 1994, 1995 and 1996, total royalty expense under this agreement was $18,703, $28,315 and $21,039, respectively.

    During 1993, the Company loaned two stockholders $75,000 and $48,000, respectively. The loans bear interest at 4.92% and 5%, respectively, and have five-year terms. The loans are collateralized by shares of the Company's common stock. In March 1996, the $75,000 loan and related $8,435 interest receivable were settled in full with the exchange of 7,585 shares of the Company's common stock valued at its then fair market value.

    During 1992, the Company entered into a License, Manufacturing and Distribution Agreement (the "Agreement") with Terumo Corporation ("Terumo"), a stockholder, granting Terumo the right to manufacture and distribute the Company's products in Japan. Under the terms of the Agreement, Terumo was required to pay the Company $1.1 million, nonrefundable, for the right to distribute the Company's products in Japan and $1 million as a license fee for the right to manufacture certain of the Company's products for sale in Japan. The Agreement also requires Terumo to pay royalties to the Company upon sales of products manufactured by Terumo under the terms of the Agreement. The Company is required to provide manufacturing know-how, training and documentation to Terumo for the purpose of establishing manufacturing capability relating to such products within two years after Japanese government approval of the product, which was obtained in August 1995. In the event the Company does not meet its obligation for the transfer of manufacturing know-how, the license fee is subject to refund with interest at 10%. Based on the Company's continuing obligations under the license portion of the Agreement, the Company has deferred income recognition of the $1 million license fee.

6.  CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents at December 31 consisted of the following:

                                                                       1995          1996
                                                                   ------------  -------------
Cash.............................................................  $    189,664  $   4,749,972
Cash equivalents.................................................     2,170,109     17,583,255
                                                                   ------------  -------------
                                                                   $  2,359,773  $  22,333,227
                                                                   ------------  -------------
                                                                   ------------  -------------

    The cash equivalents are managed by an outside brokerage firm and consist primarily of money market funds, commercial paper and short-term bond instruments with initial maturities of 90 days or less.

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

7.  INVENTORIES:

    Inventories at December 31 consisted of the following:

                                                                        1995          1996
                                                                    ------------  ------------
Raw material......................................................  $    372,730  $  1,141,427
Work-in-process...................................................       248,097       352,903
Finished goods....................................................       443,040       513,197
                                                                    ------------  ------------
                                                                    $  1,063,867  $  2,007,527
                                                                    ------------  ------------
                                                                    ------------  ------------

8.  FURNITURE, FIXTURES AND EQUIPMENT:

    Furniture, fixtures and equipment at December 31 consisted of the following:

                                                                        1995          1996
                                                                    ------------  ------------
Equipment.........................................................  $    859,603  $  1,511,667
Furniture and fixtures............................................       133,451       674,469
Leasehold improvements............................................        77,929       132,239
                                                                    ------------  ------------
                                                                       1,070,983     2,318,375
Accumulated depreciation and amortization.........................      (681,196)     (905,765)
                                                                    ------------  ------------
                                                                    $    389,787  $  1,412,610
                                                                    ------------  ------------
                                                                    ------------  ------------

9.  ACCRUED LIABILITIES:

    Accrued liabilities at December 31 consisted of the following:

                                                                           1995        1996
                                                                        ----------  ----------
Warranty expenses.....................................................  $  204,348  $  440,210
Distributor termination expenses......................................     325,000      68,307
Foreign branch assessments............................................      30,000      35,000
Other.................................................................     101,541      42,154
                                                                        ----------  ----------
                                                                        $  660,889  $  585,671
                                                                        ----------  ----------
                                                                        ----------  ----------

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

10.  INCOME TAXES:

    The following table presents the current and deferred income tax provision for federal and state income taxes:

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1994       1995       1996
                                                                       ---------  ---------  ---------
Current:
  Federal............................................................  $  --      $  --      $  --
  State..............................................................        800        800      1,600
                                                                       ---------  ---------  ---------
                                                                             800        800      1,600
Deferred:
  Federal............................................................     --         --         --
  State..............................................................     --         --         --
                                                                       ---------  ---------  ---------
                                                                       $     800  $     800  $   1,600
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The tax effects of temporary differences which give rise to the deferred tax provision (benefit) for the years ended December 31, consist of:

                                                       1994           1995           1996
                                                   -------------  -------------  -------------
Property and equipment...........................  $    --        $     (26,920) $     (20,524)
Accrued liabilities..............................        (40,132)        21,978       (107,217)
Capitalized costs................................       (169,225)       301,985         21,588
Accounts receivable allowance....................        (25,980)      --             --
Inventory reserve................................       (248,326)      (119,075)       213,963
Stock options....................................       --              (39,936)        39,936
Income tax credit carryforwards..................       (154,133)      (100,002)        64,767
Net operating loss carryforwards.................     (1,419,836)    (1,202,514)    (1,609,854)
Other............................................         (1,185)           858       --
                                                   -------------  -------------  -------------
                                                      (2,058,817)    (1,163,626)    (1,397,341)
Valuation allowance..............................      2,058,817      1,163,626      1,397,341
                                                   -------------  -------------  -------------
                                                   $    --        $    --        $    --
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

    The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1994       1995       1996
                                                    --------   --------   --------
Statutory regular federal income tax rate.........     (34.0)%    (34.0)%    (34.0)%
Change in valuation allowance.....................      35.2       36.1       32.0
Other.............................................      (1.2)      (2.1)       2.0
                                                    --------   --------   --------
Effective tax rate................................       0.0%       0.0%       0.0%
                                                    --------   --------   --------
                                                    --------   --------   --------

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

10.  INCOME TAXES: (CONTINUED)
    The components of the deferred tax assets at December 31 are as follows:

                                                                      1995           1996
                                                                  -------------  -------------
Deferred revenue................................................  $     433,000  $     433,000
Capitalized costs...............................................      1,799,936      1,778,348
Property and equipment..........................................         92,513        113,037
Accrued liabilities.............................................        119,883        227,100
Accounts receivable allowance...................................         25,980         25,980
Inventory reserve...............................................        367,401        153,438
Stock options...................................................         39,936       --
Income tax credit carryforwards.................................        804,927        740,160
Net operating loss carryforwards................................      4,756,867      6,366,721
                                                                  -------------  -------------
                                                                      8,440,443      9,837,784
Valuation allowance.............................................     (8,440,443)    (9,837,784)
                                                                  -------------  -------------
Net deferred tax assets.........................................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

    At December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $16,531,000 and $8,023,000, respectively. The net operating loss carryforwards begin expiring in 2005 and 1997, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $387,000 and $276,000, respectively. The research and experimentation credits begin to expire in 2005 for federal purposes and carry forward indefinitely for state purposes. The Company has federal foreign tax credits of $25,000 which expire in 1998. The utilization of net operating loss and tax credit carryforwards will be subject to a substantial annual limitation due to the ownership change limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions. The annual limitation is likely to result in the expiration of most of the Company's net operating loss and tax credit carryforwards before full utilization.

11.  CONVERTIBLE REDEEMABLE PREFERRED STOCK:

    In June 1996, concurrent with the IPO (Note 4), all 2,715,546 shares of Series A convertible redeemable preferred stock were converted into common stock on a one-for-one basis.

12.  1990 INCENTIVE STOCK OPTION PLAN:

    The Company had a 1990 Incentive Stock Option Plan (the "1990 Option Plan") under which options were granted, at the then estimated fair market value of the Company's common stock as determined by the Board of Directors. The 1990 Option Plan was terminated during the Recapitalization and outstanding options, except for the options to acquire 40,833 shares of common stock which were exercised in 1996, were canceled. Certain of the canceled options were replaced with new options under the 1995 Stock Plan (the "1995 Stock Plan").

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

12.  1990 INCENTIVE STOCK OPTION PLAN: (CONTINUED)
    A summary of the option activity under the 1990 Option Plan is as follows:

                                                                  SHARES UNDER   OPTION PRICE
                                                                    OPTIONS        PER SHARE
                                                                 --------------  -------------
Outstanding at January 1, 1994.................................       112,530     $0.37-$3.70

Granted........................................................        53,316        $3.70
Exercised......................................................        (4,062)    $0.37-$3.70
Canceled.......................................................       (19,484)    $0.37-$3.70
                                                                 --------------  -------------

Outstanding at December 31, 1994...............................       142,300     $0.37-$3.70

Granted........................................................        29,635        $0.74
Exercised......................................................        (1,914)    $0.37-$0.44
Canceled.......................................................      (129,188)    $0.37-$3.70
                                                                 --------------  -------------

Outstanding at December 31, 1995...............................        40,833        $1.11

Exercised......................................................       (40,833)       $1.11
                                                                 --------------  -------------

Outstanding at December 31, 1996...............................        --             --
                                                                 --------------  -------------
                                                                 --------------  -------------

13.  1995 STOCK PLAN:

    The Company has a 1995 Stock Plan under which options may be granted to purchase up to 1,675,000 shares of common stock. The 1995 Stock Plan provides for the options issued to be either incentive stock options or nonstatutory stock options as defined under Section 422A of the Internal Revenue Code. The exercise price of the shares under option shall equal or exceed 85% and 100% of the fair market value of the shares at the date of option grant for nonstatutory and incentive stock options, respectively. The 1995 Stock Plan expires in the year 2005 unless terminated earlier. The options generally vest over a 3 to 4 year period.

    The term of any stock option may not exceed 10 years from the date of grant except for an incentive stock option granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, in which case the term of the option shall be five years.

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

13.  1995 STOCK PLAN: (CONTINUED)
    A summary of the option activity under the 1995 Stock Plan is as follows:

                                                                SHARES UNDER    OPTION PRICE
                                                                  OPTIONS         PER SHARE
                                                               --------------  ---------------
Granted......................................................       888,765        $0.222
Exercised....................................................      (328,069)       $0.222
Canceled.....................................................       (15,797)       $0.222
                                                               --------------  ---------------

Outstanding at December 31, 1995.............................       544,899        $0.222

Granted......................................................       337,910     $0.222-$10.25
Exercised....................................................       (23,227)       $0.222
Canceled.....................................................       (15,812)       $0.222
                                                               --------------  ---------------

Outstanding at December 31, 1996.............................       843,770     $0.222-$10.25
                                                               --------------  ---------------
                                                               --------------  ---------------

Exercisable at December 31, 1996.............................       241,972     $0.222-$10.25
                                                               --------------  ---------------
                                                               --------------  ---------------

    The difference between the exercise price and the fair market value, as determined by an independent third-party valuation, of the options at the date of grant of $845,870, net of cancellations of $14,557, at December 31, 1995, is accounted for as unearned compensation and is being amortized to expense over the related service period. During 1996, an additional $299,043 of unearned compensation was recognized. During the years ended December 31, 1995 and 1996, amortized compensation expense was $92,230 and $350,535, respectively.

14.  OTHER OPTION PLANS:

    1996 DIRECTOR OPTION PLAN

    The Company has adopted the 1996 Director Option Plan under which options may be granted to purchase up to 200,000 shares of common stock. The 1996 Director Option Plan provides for 15,000 options to be granted to outside directors on the date on which they become a member of the board of directors. An additional 5,000 options are to be automatically granted to each outside director on the first business day of each year of service provided such outside director has served as an outside director for at least the previous six months. The exercise price of the shares under option shall equal 100% of the fair market value of the shares at the date of option grant. Options granted under the 1996 Director Option Plan expire ten years from the date of grant unless terminated earlier. The options vest over a 4-year period.

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

14.  OTHER OPTION PLANS: (CONTINUED)
    A summary of the option activity under the 1996 Director Option Plan is as follows:

                                                                SHARES UNDER     OPTION PRICE
                                                                   OPTIONS         PER SHARE
                                                               ---------------  ---------------
Granted......................................................        75,000     $  10.75-$15.00
                                                                     ------     ---------------

Outstanding at December 31, 1996.............................        75,000     $  10.75-$15.00
                                                                     ------     ---------------
                                                                     ------     ---------------

Exercisable at December 31, 1996.............................        10,000     $  10.75-$15.00
                                                                     ------     ---------------
                                                                     ------     ---------------

    1996 EMPLOYEE STOCK PURCHASE PLAN

    The Company has adopted the 1996 Employee Stock Purchase Plan ("ESPP") under which employees may purchase up to 200,000 shares of common stock. Employees eligible to participate in the ESPP must work an average of at least 20 hours per week and at least five months per calendar year. The ESPP provides for employees to purchase stock at a 15% discount from the lower of the fair market value at the enrollment date or the exercise date (June 30 and December 31 of each calendar year). Amounts to purchase stock are withheld through employee-directed payroll deductions, not to exceed 10% of gross compensation, up to $12,500 per each six-month purchase period not to exceed $21,250 per calendar year. The ESPP expires in the year 2006 unless terminated earlier. Unless an employee withdraws from the ESPP, shares are automatically purchased on the stated exercise date.

    Shares are purchased in whole shares only. Any excess withholdings are carried forward to the next period. On December 31, 1996, 5,113 shares were purchased under the ESPP at a price of $6.91 per share. The Company recognized $6,231 of compensation expense related to the ESPP for the year ended December 31, 1996.

    PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                                                  FOR THE YEARS ENDED DECEMBER
                                                                              31,
                                                                  ----------------------------
                                                                      1995           1996
                                                                  -------------  -------------
Net loss:
  As reported...................................................  $  (2,645,387) $  (4,407,946)
  Pro forma.....................................................  $  (2,649,366) $  (4,551,258)

Loss per share:
  As reported...................................................  $       (0.59) $       (0.61)
  Pro forma.....................................................  $       (0.59) $       (0.63)

    For options granted from January 1, 1995 to April 30, 1996, the fair value of each option grant was estimated on the date of the grant using the minimum value method as the Company was a nonpublic

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

14.  OTHER OPTION PLANS: (CONTINUED)
entity when such options were granted. This value is the current stock price less the present value of the exercise price for a stock that does not pay dividends. For options granted from May 1, 1996 to December 31, 1996, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used under both models are as follows: the risk-free interest rate was the U.S. Zero Coupon Bond rate for the corresponding grant date and ranged from 5.48% to 6.0% in 1995 and from 5.33% to 6.56% in 1996; the exercise price is equal to the fair market value of the underlying common stock at the grant date, the expected life of the option is the term to expiration, generally 3 to 4 years; and the common stock will pay no dividends. Under the Black-Scholes model only, the volatility is 92.36%.

15.  PREFERRED SHARES RIGHTS AGREEMENT:

    On November 7, 1996, the Board of Directors adopted a Preferred Shares Rights Agreement and declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock. Each Right enables its holder to buy one one-thousandth of one share of the Company's Series A Participating preferred stock, a designated series of preferred stock for which each one-thousandth of a share has economic attributes and voting rights equivalent to one share of the Company's common stock, at an exercise price of $50.

    The Rights become exercisable and transferable apart from the common stock only in certain limited circumstances involving acquisitions of or tender offers for 15% or more of the Company's common stock. For a limited period of time after the announcement of any such acquisition or offer, the Rights are redeemable at the Company's option at a price of $.01 per Right. After becoming exercisable, in certain more limited circumstances, each Right entitles its holder to purchase for $50 an amount of common stock of the Company, or in certain circumstances, securities of the acquiror, having a then current market value equal to $100. The Rights expire on November 7, 2006.

16.  COMMITMENTS AND CONTINGENCIES:

    LEASES

    The Company leases office and manufacturing facilities in the United States having noncancellable lease terms ranging from 30 to 36 months. In addition, the Company leases office equipment with lease terms ranging from 21 to 48 months. As of December 31, 1996, future minimum noncancellable annual lease commitments for the years ended December 31 are as follows:

1997..............................................  $ 311,549
1998..............................................    309,220
1999..............................................     18,292
                                                    ---------
                                                    $ 639,061
                                                    ---------
                                                    ---------

    Rent expense for the years ended December 31, 1994, 1995 and 1996 was approximately $210,900, $202,400 and $256,200, respectively.

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

16.  COMMITMENTS AND CONTINGENCIES:(CONTINUED)

    401(k) PLAN

    The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which is a defined contribution plan for all Company employees who have reached age 21 and have completed at least 1,000 hours of service. The 401(k) Plan is self-contributory. The Company may, at its discretion, contribute to the Plan in an amount not to exceed 12% of the employee's contribution. There were no Company contributions in 1994, 1995 or 1996.

    MANAGEMENT INCENTIVE BONUS PROGRAMS

    During 1995, the Company approved a Management Incentive Bonus Program (the "Bonus Plan") for directors and officers. The Bonus Plan provides for bonuses of up to 20% of base compensation, provided certain specific performance criteria are met. Bonuses of $246,000 were earned and payable at December 31, 1996 under the Bonus Plan. No amounts were due or paid in 1995 under the Bonus Plan. A similar bonus plan was in effect in 1994, and $24,549 was earned under that plan.

    During 1995, the Company established a European Sales Incentive Program which provides, for eligible employees based in Europe, for additional compensation provided specific performance criteria are met. During the years ended December 31, 1995 and 1996, $7,748 and $7,500, respectively, were earned and paid under this European Program.

    DISTRIBUTION AGREEMENT

    In 1995, the Company entered into an agreement whereby another company was appointed as the Company's distributor for certain products in certain territories. The agreement required nonrefundable payments in the amount of $3,500,000 which were received by the Company during the year ended December 31, 1995 and are included in operations on the accompanying consolidated statement of operations as other operating income. The agreement does not have a fixed term.

17.  NET LOSS PER COMMON SHARE:

    Net loss per common share is based on reported net loss, with such reported net loss increased for accretion of the Series C preferred stock. The resulting amount is presented below as loss applicable to common stock.

    Such loss applicable to common stock in each period presented is divided by the weighted average number of outstanding common shares which, along with shares issuable under other equity securities, have been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") Topic 4-D. The SAB requires that common stock issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which become issuable during the same period pursuant to the issuance of warrants or grant of stock options (using the modified treasury stock method), and issuance of convertible preferred stock, at prices less than

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

17.  NET LOSS PER COMMON SHARE: (CONTINUED)
the per share initial public offering price be included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented.

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                               1994                  1995                  1996
                                                       --------------------  --------------------  --------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        AMOUNT    PER SHARE   AMOUNT    PER SHARE   AMOUNT    PER SHARE
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Reported net loss....................................  $  (5,311) $   (1.24) $  (2,645) $   (0.58) $  (4,408) $   (0.61)
Adjustment for accretion of Series C preferred
  stock..............................................        (80)     (0.02)       (60)     (0.01)    --         --
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Net loss applicable to common stock and net loss per
  common share and common equivalent share...........  $  (5,391) $   (1.26) $  (2,705) $   (0.59) $  (4,408) $   (0.61)
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Weighted average number of:
  Common shares......................................        596                   922                 3,875
  Common equivalent shares...........................      3,667                 3,651                 3,321
                                                       ---------             ---------             ---------
Weighted average common shares and common equivalent
  shares outstanding.................................      4,263                 4,573                 7,196
                                                       ---------             ---------             ---------
                                                       ---------             ---------             ---------

    Primary and fully-diluted loss per share amounts do not differ.

18.  CREDIT RISK:

    The Company maintains cash deposits at a bank and outside brokerage firms. As of December 31, 1995 and 1996, the Company had cash on deposit $270,316 and $45,716,855, respectively, in excess of the federally-insured limits.

    The Company's customers are primarily physicians and hospitals in the United States and certain foreign countries, and domestic and international distributors. The two largest customers accounted for approximately 56% of accounts receivable at December 31, 1995 and the three largest customers totaled approximately 43% of sales for the year ended December 31, 1995. One customer accounted for approximately 90% of accounts receivable at December 31, 1996 and approximately 91% of sales for the year ended December 31, 1996.

    The Company reviews a customer's credit history before extending credit and may require an international customer to provide an irrevocable letter of credit drawn on a bank previously approved by the Company. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers. The accounting loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded account receivable.

                              IMAGYN MEDICAL, INC.

                        DECEMBER 31, 1994, 1995 AND 1996

19.  SEGMENT INFORMATION:

    The Company's products are sold in the following geographic regions:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1994          1995          1996
                                                      ------------  ------------  ------------
United States.......................................  $      2,475  $    639,796  $  8,678,490
Japan...............................................        27,342       553,565       289,980
Europe..............................................       664,293       684,986       182,477
Australia...........................................       149,048       228,104       159,560
Other...............................................       161,584       136,204        60,315
                                                      ------------  ------------  ------------

                                                      $  1,004,742  $  2,242,655  $  9,370,822
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

20.  SUBSEQUENT EVENTS (UNAUDITED):

    In January 1997, the Company granted 25,000 options to outside directors under the 1996 Director Option Plan at $8.125 per share.

    In February 1997, the Company granted 157,500 options to purchase common stock to employees at $8.125 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                                   AGE                                         POSITION
-------------------------------------  ---  ---------------------------------------------------------------------------------------
Franklin D. Brown(5).................  53   President, Chief Executive Officer and Chairman of the Board
J.C. MacRae..........................  45   Vice President and Chief Financial Officer
Susan E. Dub.........................  49   Vice President, Marketing and Business Development
Christopher F. Bova..................  39   Vice President of United States Sales
Manuel Garcia-Jurado.................  54   Vice President, Operations
Kristine F. Lahman...................  43   Vice President of Regulatory Affairs, Quality Assurance and Clinical
                                             Programs
Keith V. Tholin......................  47   Vice President, Market Development
Gary M. Woker........................  46   Vice President of Research and Development
David W. Chonette(1)(3)..............  61   Director
Samuel D. Colella(2)(5)..............  58   Director
Elizabeth B. Connell, M.D.(4)........  71   Director
Mark B. Logan(2)(3)..................  58   Director
Richard S. Schneider, Ph.D.(1)(4)....  56   Director

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Class I director.

(4) Class II director.

(5) Class III director.

    Franklin D. Brown joined Imagyn as President, Chief Executive Officer and Chairman of the Board in October 1994 and has served as a Director of the Company since that time. Mr. Brown, who has over 25 years of health care experience, previously served as President and Chief Executive Officer of Pharmacia Deltec, Inc. ("Pharmacia Deltec"), a manufacturer of medical devices for ambulatory drug delivery, from 1986 until he joined the Company. Pharmacia Deltec is currently SIMS Deltec, a subsidiary of Smiths Industries plc. Prior to Pharmacia Deltec, he held a variety of general management, sales and marketing positions in the health care industry, including President of the Healthcare Group of Pharmacia Inc., a biomedical/pharmaceutical company. Mr. Brown is currently a director of Xillix Technologies, a publicly-held Canadian company that develops and markets cancer detection products. In 1991, Mr. Brown was awarded an Ernst & Young Entrepreneur of the Year Award for the Midwest region for the success of Pharmacia Deltec. Mr. Brown holds an M.B.A. from the University of Michigan and a B.A. from Western Michigan University.

    J.C. MacRae joined Imagyn as Vice President and Chief Financial Officer in June 1992. Since November 1993, Mr. MacRae has also served as a director of Imagyn International, Inc., a wholly owned subsidiary of the Company. From April 1991 until he joined the Company, Mr. MacRae served as an independent consultant to several medical device manufacturers, including the Company. From 1987 to April 1991, Mr. MacRae was employed by Retroperfusion Systems, Inc., a manufacturer of cardiovascular devices, serving as Chief Financial Officer from 1987 to 1990 and President from January 1990 to April 1991. From 1984 to 1987, he was Vice President and Treasurer of Cruttenden Roth Incorporated, an investment banking and venture capital firm. From 1981 to 1984 he was Vice President and Chief Financial Officer of VLI Corporation, a publicly-held manufacturer of women's health products. Mr. MacRae holds an M.B.A. from California State University Fullerton and a B.A. from the University of California Irvine.

    Susan E. Dube joined Imagyn as Vice President of Business Development in January 1996 and has served as Vice President, Marketing and Business Development since August 1996. Ms. Dube has over 20 years of experience in health care, with a particular emphasis on women's health. From August 1995 to December 1995 Ms. Dube served as a consultant for LifeScience Economics, Inc., a health care consulting company, during which time she consulted for the Company. From June 1994 until August 1995, Ms. Dube served as President and Chief Executive Officer of BioInterventions, Inc., a women's pharmaceutical company. From August 1993 to April 1994 she served as an independent consultant to a number of health care companies. From May 1991 to August 1993, she was Executive Vice President and Chief Operating Officer of Adeza Biomedical, Inc., a women's health diagnostic company. Ms. Dube was Vice President of Ventures at Brigham and Women's Hospital in Boston from 1985 to April 1991. Ms. Dube holds an M.B.A. from Harvard University and a B.A. from Simmons College.

    Christopher F. Bova joined Imagyn as Vice President of United States Sales in August 1995. From 1986 until he joined the Company, Mr. Bova served in a variety of sales and sales management positions with Pharmacia Deltec and SIMS Deltec. Most recently he was Director of Sales of the vascular access division of SIMS Deltec. Mr. Bova holds a B.A. from Muskingum College.

    Manuel Garcia-Jurado joined Imagyn as Vice President, Operations in January 1997. From October 1997 until he joined the Company, Mr. Garcia-Jurado served as Vice President, Operations for Medication Delivery Devices, a medical device manufacturer. From July 1993 to October 1994, Mr. Garcia-Jurado was Director of Operations for the Cardiac Assist Division of Datascope Corporation. From 1990 to 1993, Mr. Garcia-Jurado served as Vice President, Manufacturing for InterFlo Medical Corporation, a medical device manufacturer. Mr. Garcia-Jurado holds a B.S. in Engineering from the National University of Mexico.

    Kristine F. Lahman has served as Imagyn's Vice President of Regulatory Affairs, Quality Assurance and Clinical Programs since May 1995. From February 1993 until she joined the Company, Ms. Lahman was Vice President of Clinical and Regulatory Affairs of Pharmacia, Inc., Ophthalmics Division, a manufacturer of ophthalmic surgical products. From 1991 until February 1993, Ms. Lahman served as Director of Clinical and Regulatory Affairs for Baxter Healthcare Corp., Critical Care Division, a medical device manufacturer. From 1988 to 1991, Ms. Lahman served as Vice President of Clinical and Regulatory Affairs of IatroMed, Inc., a manufacturer of orthopedic medical devices. From 1980 to 1988 she directed the clinical and regulatory groups of Syntex Ophthalmics, Inc., a division of Syntex Corporation specializing in ophthalmic medical devices. Ms. Lahman holds a B.A. from Northwestern University.

    Keith V. Tholin joined Imagyn as Vice President of Clinical Marketing in October 1989 and has served as Vice President, Market Development since August 1996. From 1988 until he joined the Company, Mr. Tholin served as General Partner of Advanced Marketing Decisions, a biomedical marketing firm. From 1981 to 1988, Mr. Tholin also served in various business development and marketing management positions with Baxter Edwards, a manufacturer of medical devices for cardiology, cardiovascular and orthopedic applications. Mr. Tholin holds an M.B.A. from the University of Chicago and a B.S. from the University of Illinois.

    Gary M. Woker has served as Imagyn's Vice President of Research and Development since December 1990. From 1989 until he joined the Company, Mr. Woker served as Vice President of Engineering of MCM Laboratories, Inc., a manufacturer of medical laser devices. From 1986 to 1989, Mr. Woker was Vice President of Engineering and co-founder of California Laboratories Inc., also a manufacturer of medical laser devices. From 1982 to 1986, Mr. Woker served as Manager of New Product Development for Cooper Lasersonics, also a medical laser manufacturer. Mr. Woker holds a B.S. from California Polytechnic University.

    David W. Chonette has served as a director of Imagyn since January 1990. Since 1986, Mr. Chonette has been a general partner of Brentwood Associates, a venture capital firm. Prior to 1986, Mr. Chonette served as President of American Edwards Laboratories, a division of American Hospital Supply Corporation. Mr. Chonette is a director of KeraVision, Inc., an optical device company, and Biopsys Medical, Inc., a breast cancer biopsy device company. Mr. Chonette holds a B.S. in Engineering from the Massachusetts Institute of Technology.

    Samuel D. Colella has served as a director of Imagyn since January 1990. Since 1984, Mr. Colella has been a general partner of Institutional Venture Partners, a venture capital firm. From 1971 to 1984, Mr. Colella served as President of Spectra-Physics, Inc., a laser manufacturer. Mr. Colella also serves as a director of Biosys, Inc., a biopesticide company, Genta, Inc., a drug delivery/antisense company, Pharmacopeia, Inc., a pharmaceutical discovery company, Vivus, Inc., a manufacturer of therapeutic products for erectile dysfunction, and Onyx Pharmaceuticals, a molecular oncology company. Mr. Colella holds an M.B.A. from Stanford University and a B.S. in Business and Engineering from the University of Pittsburgh.

    Elizabeth B. Connell, M.D. has served as a director of Imagyn since January 1994. Since 1981, Dr. Connell has been a professor of Gynecology and Obstetrics at Emory University School of Medicine. She has served as a Chairperson of the FDA Obstetrics and Gynecology Devices Panel from 1988 to 1992; as a member of the FDA Panel on Review of Obstetrical and Gynecological Devices from 1976 to 1979; and as a member of the FDA Obstetrics and Gynecology Advisory Committee from 1970 to 1978. Dr. Connell also serves as a director of UroMed Corp., and Gynecare, Inc., both medical device companies. Dr. Connell holds an M.D. from the University of Pennsylvania and an A.B. from the University of Pennsylvania.

    Mark B. Logan has served as a director of Imagyn since October 1996. Since November 1994, Mr. Logan has been Chairman of the Board, President and Chief Executive Officer of VISX, Incorporated, a medical device manufacturer of products for the ophthalmology market. From January 1992 until July 1994, Mr. Logan was Chairman of the Board, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a biopharmaceutical company. From 1985 to 1992, Mr. Logan was a Principal Associate with McManis Associates, Inc., a Washington, D.C. based research and management firm specializing in the health care field. From 1981 to 1985, Mr. Logan served as President, Health Care and Consumer Group, of Bausch & Lomb, Inc. and was a member of Bausch & Lomb's board of directors. Mr. Logan holds a B.A. from Hiram College and a P.M.D. from Harvard University.

    Richard S. Schneider, Ph.D. has served as a director of Imagyn since September 1995. Since August 1990, Dr. Schneider has been a general partner of Domain Associates, a venture capital firm. Prior to joining Domain Associates, Dr. Schneider served as Vice President of 3i Ventures Corporation, a venture capital firm, from April 1986 to July 1990. From 1983 to 1989, he was President of Biomedical Consulting Associates. From 1967 to 1983, Dr. Schneider was Vice President and founder of Syva Company, a diagnostics company that was part of Syntex Corporation, a pharmaceutical company. Dr. Schneider also serves as a director of Landec Corporation, a polymer applications research and design company. Dr. Schneider holds a Ph.D. in organic chemistry from the University of Wisconsin, completed post-doctoral studies at the Massachusetts Institute of Technology, attended the Stanford Graduate School of Business and holds a B.S. degree in Chemistry from the University of California, Berkeley.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLES

    SUMMARY COMPENSATION TABLE. The following table sets forth the compensation paid by the Company to the Chief Executive Officer and to the four other most highly compensated executive officers who earned more than $100,000 during each of the fiscal years ended December 31, 1995 and 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                        -------------------------------
                                                                                    AWARDS
                                                                        -------------------------------
                                                  ANNUAL COMPENSATION     RESTRICTED       SECURITIES         ALL
                                                 ---------------------       STOCK         UNDERLYING        OTHER
NAME AND PRINCIPAL POSITION        FISCAL YEAR     SALARY      BONUS        AWARDS          OPTIONS      COMPENSATION
--------------------------------  -------------  ----------  ---------  ---------------  --------------  -------------
Franklin D. Brown...............         1996    $  225,000  $  63,450        --               40,000         --
  President, Chief                       1995    $  225,000     --         $       0(1)        --         $   187,504(2)
  Executive Officer
  and Chairman of the
  Board
Susan E. Dube(3)................         1996    $  125,000  $  45,000(4)       --             87,504     $    10,000(5)
  Vice President, Marketing
  and Business
  Development
Gary M. Woker...................         1996    $  130,000  $  22,100        --               20,000         --
  Vice President of                      1995    $  112,500     --            --               94,506         --
  Research and
  Development
J.C. MacRae.....................         1996    $  122,500  $  24,500        --               20,000         --
  Vice President and Chief               1995    $  114,577     --            --               77,630         --
  Financial Officer
Kristine F. Lahman(6)...........         1996    $  120,000  $  22,080        --                              --
  Vice President of                      1995    $   73,260  $  14,740(7)       --             47,253         --
  Regulatory Affairs,
  Quality Assurance and
  Clinical
  Programs

------------------------

(1) Mr. Brown purchased 328,069 shares of Common Stock for $0.22 per share, the fair market value at the time of issue as determined by the Company's Board of Directors.

(2) Consists of reimbursed relocation expenses comprising $59,315 to reimburse costs associated with the purchase of a residence in California, $42,900 to reimburse costs associated with the sale of Mr. Brown's former residence and $85,289 to cover tax liability for such reimbursements.

(3) Susan E. Dube joined the Company as Vice President of Business Development in January 1996.

(4) Includes a one-time, nonrecurring $10,000 bonus paid upon commencement of employment and a $25,000 guaranteed bonus paid during 1996 pursuant to the terms of Ms. Dube's employment.

(5) Consists of reimbursed relocation expenses.

(6) Kristine F. Lahman joined the Company as Vice President of Regulatory Affairs, Quality Assurance and Clinical Programs in May 1995.

(7) Consists of a $14,740 guaranteed bonus paid during 1995 pursuant to the terms of Ms. Lahman's employment.

    OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information concerning stock options granted during the fiscal year ended December 31, 1996 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS                                        POTENTIAL REALIZABLE
                                  ------------------------------                                   VALUE AT ASSUMED
                                    NUMBER OF      % OF TOTAL                                   ANNUAL RATES OF STOCK
                                   SECURITIES        OPTIONS                                    PRICE APPRECIATION FOR
                                   UNDERLYING      GRANTED TO                                       OPTION TERM(4)
                                     OPTIONS      EMPLOYEES IN      EXERCISE OR    EXPIRATION   ----------------------
NAME                               GRANTED(1)    FISCAL YEAR(2)    BASE PRICE(3)      DATE          5%         10%
--------------------------------  -------------  ---------------  ---------------  -----------  ----------  ----------
Franklin D. Brown...............       40,000             12%        $    8.00        7/30/06   $  201,246  $  509,998
Susan E. Dube...................       20,000              6%        $    8.00        7/30/06   $  100,623  $  254,999
                                       67,504             20%        $    0.22         1/8/06   $    9,340  $   23,668
Gary M. Woker...................       20,000              6%        $    8.00        7/30/06   $  100,623  $  254,999
J.C. MacRae.....................       20,000              6%        $    8.00        7/30/06   $  100,623  $  254,999
Kristine F. Lahman..............       --              --               --             --           --          --

------------------------

(1) Options were granted under the Company's 1995 Stock Plan and generally vest over four years from the date of commencement of employment.

(2) Based on an aggregate of 337,910 options granted by the Company in the year ended December 31, 1996 under the Company's 1995 Stock Plan to all employees of and consultants to the Company, including the Named Executive Officers.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant as determined by the Board of Directors.

(4) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES. There were no option exercises by the Named Executive Officers in the Summary Compensation Table above for the year ended December 31, 1996. The following table sets forth certain information with respect to the value of stock options held by such individuals as of December 31, 1996.

                         FISCAL YEAR END OPTION VALUES

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED
                                                                                                VALUE OF UNEXERCISED
                                                                       OPTIONS AT FISCAL YEAR  IN- THE-MONEY OPTIONS
                                                                                END              AT FISCAL YEAR END
                                                                       ----------------------  ----------------------
NAME                                                                    VESTED     UNVESTED      VESTED     UNVESTED
---------------------------------------------------------------------  ---------  -----------  ----------  ----------
Franklin D. Brown....................................................      4,166      35,834   $      521  $    4,479
Susan E. Dube........................................................      2,083      85,421   $      260  $  535,859
Gary M. Woker........................................................     55,242      59,264   $  420,482  $  329,088
J.C. MacRae..........................................................     35,560      62,070   $  264,896  $  351,269
Kristine F. Lahman...................................................     14,766      32,487   $  116,725  $  256,810

COMPENSATION OF DIRECTORS

    Directors do not currently receive any cash compensation from the Company for their service as members of the Board of Directors, although they are reimbursed for certain expenses incurred in connection with their attendance at Board and Committee meetings. However, the Company has entered into an agreement with Elizabeth B. Connell, M.D., a director of the Company, which provides for a minimum annual payment of $15,000 for Dr. Connell's attendance at board meetings and other Company related activities. Dr. Connell has received a grant of an option to purchase an aggregate of 8,101 shares of Common Stock. Under the Company's 1996 Director Option Plan, each director who is not also an employee of the Company (an "Outside Director") will automatically receive an option to purchase 15,000 shares of Common Stock on the date of this Prospectus or, if later, upon joining the Board of Directors. In addition, beginning on the first business day of 1997, and each year thereafter, each Outside Director who has served on the Board of Directors for at least the preceding six months and continues to serve as a director on the date of such grant will be granted an option to purchase 5,000 shares of Common Stock.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

    The Company has entered into an employment agreement with Franklin D. Brown, its President, Chief Executive Officer and Chairman of the Board, which agreement provides for base pay of $225,000 per annum and performance bonus based upon criteria established by the Board of Directors, and for six months of base pay as severance compensation following termination without cause. The Company has entered into Change in Control Agreements with each of its two regional sales managers. Each agreement provides for six months' severance compensation in the event of the employee's termination or substantial change in his job responsibilities during the initial six months following a change in control of the Company.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND
  INSIDER PARTICIPATION IN COMPENSATION DECISIONS

    The Compensation Committee is responsible for determining salaries, incentive compensation and other forms of compensation for directors, officers and other employees of the Company. The Compensation Committee also administers various incentive compensation plans. The Compensation Committee consists of Messrs. Colella and Logan. Mr. Brown, who is the Company's President, Chief Executive Officer and Chairman of the Board, participates in all discussions and decisions regarding salaries and incentive compensation for all employees of and consultants to the Company, except that Mr. Brown is excluded from discussions regarding his own salary and incentive compensation. Until March 1996, Mr. Brown served as a member of the Compensation Committee.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    THE FOLLOWING IS PROVIDED TO STOCKHOLDERS BY THE MEMBERS OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

    The Compensation Committee of the Board of Directors (the "Committee"), comprising two outside directors, is responsible for the administration of the Company's compensation programs. These programs include base salary for executive officers and both annual and long-term incentive compensation programs. The Company's compensation programs are designed to provide a competitive level of total compensation and include incentive and equity ownership opportunities linked to the Company's performance and stockholder return.

COMPENSATION PHILOSOPHY

    The design and implementation of the Company's executive compensation programs are based on a series of guiding principles derived from the Company's values, business strategy and management requirements. These principles may be summarized as follows:

    - Align the financial interests of the management team with the Company and its stockholders;

    - Attract, motivate and retain high-caliber individuals necessary to increase total return to stockholders;

    - Provide a total compensation program where a significant portion of pay is linked to individual achievement and short- and long-term Company performance; and

    - Emphasize reward for performance at the individual, team and Company levels.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

    The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code adopted under the Federal Revenue Reconciliation Act of 1993. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the named executive officers, unless compensation is performance based. Since the targeted cash compensation of each of the named executive officers is well below the $1 million threshold and the Committee believes that any options granted under the Company's stock option plan will meet the requirement of being performance based under the transition provisions provided in the regulations under Section 162(m), the Committee believes that Section 162(m) will not reduce the tax deduction available to the Company. The Company's policy is to qualify to the extent reasonable its executive officers' compensation for deductibility under applicable tax laws.

COMPENSATION PROGRAM

    The Company's executive compensation program has three major components, all of which are intended to attract, retain and motivate executive officers consistent with the principles set forth above. The Committee considers these components of compensation individually as well as collectively in determining total compensation for executive officers.

    1. BASE SALARY. Each fiscal year the Committee establishes base salaries for individual executive officers based upon (i) industry and peer group surveys, (ii) responsibilities, scope and complexity of each position and (iii) performance judgments as to each individual's past and expected future contributions. The Committee reviews with the Chief Executive Officer and approves, with appropriate modifications, an annual base salary plan for the Company's executive officers other than the Chief Executive Officer. The Committee reviews and fixes the base salary of the Chief Executive Officer based on similar competitive compensation data and the Committee's assessment of his past performance and its expectations as to his future contributions in leading the Company.

    2. ANNUAL CASH (SHORT-TERM) INCENTIVES. Annual cash incentives are established to provide a direct linkage between individual pay and annual corporate performance. Target annual bonus awards for 1996 were established for executive officer positions at 20% of base salary for officers other than the Chief Executive Officer and 30% of base salary for the Chief Executive Officer. In accordance with the provisions of the 1996 Management Incentive Bonus program ("Bonus Plan") each officer who served in an executive capacity during the last fiscal year, including the Chief Executive Officer, received a cash bonus based on the achievement of specific performance criteria, in amounts ranging from 14% to approximately 20% of base salary for executive officers other than the Chief Executive Officer and a cash bonus of approximately 28% of base salary was paid to the Chief Executive Officer. Pursuant to the terms of the Bonus Plan, officers were eligible for cash bonuses only if the Company achieved certain operating plan objectives. For the year ended December 31, 1996, the Company met these objectives and executive officers became eligible for cash bonuses based on specific individual performance objectives. Each quarter, each officer establishes operating objectives for functional area of business for which such officer is responsible . During the year, officers are rated on the attainment of those objectives which provide the basis for determining the cash bonuses to be paid under the Bonus Plan.

    3. EQUITY BASED INCENTIVE COMPENSATION. Long-term incentives for the Company's employees are provided under the Company's stock option plans. Each fiscal year, the Committee considers the desirability of granting to executive officers long-term incentives in the form of stock options. These option grants are intended to motivate the executive officers to manage the business to improve long-term Company performance and align the financial interests of the management team with the Company and its stockholders. The Committee established the grants of stock options to selected executive officers (other than the Chief Executive Officer) in the Last Fiscal Year, based upon a review with the Chief Executive Officer of proposed individual awards, taking into account each officer's scope of responsibility and specific assignments, strategic and operational goals applicable to the officer, anticipated performance requirements and contributions of the officer and competitive data for similar positions. The Committee independently reviewed these same factors in determining the option grant to the Chief Executive Officer. During the Last Fiscal Year, an option award of 40,000 shares of Common Stock was granted to the Chief Executive Officer. This was the only option grant made to the Chief Executive Officer since September 7, 1995. All stock options granted to executive officers in the Last Fiscal Year provide for vesting over a four-year period.

                                          Respectfully submitted,

                                          Samuel D. Colella
                                          Mark B. Logan

    THE FOREGOING COMPENSATION COMMITTEE REPORT SHALL NOT BE DEEMED TO BE "SOLICITING MATERIAL" OR TO BE "FILED" WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

PERFORMANCE GRAPH

    The following graph compares the cumulative total return to stockholders of the Company's Common Stock at December 31, 1996 since May 30, 1996 (the date the Company first became subject to the reporting requirements of the Exchange Act) to the cumulative total return over such period of (i) "Nasdaq Stock Market--U.S." index, and (ii) the Hambrecht & Quist "Healthcare-Excluding Biotechnology" index. The graph assumes the investment of $100 on May 30, 1996 in the Company's Common Stock and each of such indices and reflects the change in the market price of the Company's Common Stock relative to the noted indices at December 31, 1996 and not for any interim period. The performance shown is not necessarily indicative of future price performance.

                 COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*
         AMONG IMAGYN MEDICAL, INC., THE NASDAQ STOCK MARKET--US INDEX
      AND THE HAMBRECHT & QUIST HEALTHCARE--EXCLUDING BIOTECHNOLOGY INDEX
EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

             IMAGYN MEDICAL, INC.         NASDAQ STOCK MARKET-US
5/30/96                         $100                            $100
12/31/96                          48                             105

                   HAMBRECHT & QUIST HEALTHCARE - EXCLUDING BIOTECHNOLOGY

5/30/96                                                                      $100

12/31/96                                                                      106


* $100 invested on 5/30/96 in stock or index--including reinvestment of dividends. Fiscal year ending December 31.

    THE INFORMATION CONTAINED IN THE PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE "SOLICITING MATERIAL" OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Stock as of February 28, 1997, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all directors, and Named Executive Officers as a group. Unless otherwise indicated, officers and directors can be reached at the Company's principal executive offices. A total of 7,988,133 shares of the Company's Common Stock were issued and outstanding as of February 28, 1997.

                                                                            NUMBER OF SHARES
                                                                           BENEFICIALLY OWNED      APPROXIMATE
NAME AND ADDRESS                                                                  (1)           PERCENT OWNED (2)
------------------------------------------------------------------------  --------------------  -----------------
Entities affiliated with Institutional Venture Partners(3)..............           890,958              11.2%
  Samuel D. Colella
  3000 Sand Hill Road
  Building 2, Suite 290
  Menlo Park, CA 94025
BankAmerica Ventures(4).................................................           546,590               6.8%
  950 Tower Lane, Suite 700
  Foster City, CA 94404
Entities affiliated with Domain Associates(5)...........................           546,589               6.8%
  Richard S. Schneider, Ph.D.
  One Palmer Square, Suite 515
  Princeton, NJ 08542
Biotechnology Investments Limited(6)....................................           546,589               6.8%
  Post Office Box 58
  St. Julian's Court, St. Peter's Port
  Guernsey, Channel Islands
Franklin D. Brown(7)....................................................           334,735               4.2%
Susan E. Dube (8).......................................................            24,428              *
Gary M. Woker (9).......................................................            64,368              *
J.C. MacRae (10)........................................................            45,221              *
Kristine F. Lahman (11).................................................            18,704              *
David W. Chonette(12)...................................................           209,775               2.6%
Samuel D. Colella(13)...................................................           894,707              11.2%
Elizabeth B. Connell, M.D. (14).........................................            11,850              *
Mark B. Logan(15).......................................................             2,187              *
Richard S. Schneider, Ph.D.(16).........................................         1,096,927              13.7%
All Directors and Named Executive Officers as a group (13
  persons)(17)..........................................................         2,817,286              34.3%

------------------------

*   Less than 1%

 (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

 (2) The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options that may be exercised within 60 days after February 28, 1996. Shares issuable pursuant to such options are not deemed outstanding for purposes of computing the percentage of any other person.

 (3) Includes 877,588 shares beneficially owned by Institutional Venture Partners IV, L.P. and 13,370 shares beneficially owned by Institutional Venture Management IV, L.P. Samuel D. Colella, a director of the Company, is a general partner of the General Partner of Institutional Venture Partners IV, L.P. and Institutional Venture Management IV, L.P. Mr. Colella disclaims beneficial ownership of the shares beneficially owned by such entities except to the extent of his proportionate partnership interest therein.

 (4) Includes 491,930 shares beneficially owned by BankAmerica Ventures and 54,660 shares beneficially owned by BA Venture Partners I.

 (5) Includes 528,105 shares beneficially owned by Domain Partners III, L.P. and 18,484 shares beneficially owned by DP III Associates, L.P. Richard S. Schneider, a director of the Company, is a general partner of One Palmer Square Associates III, L.P., the general partner of Domain Partners III, L.P. and DP III Associates, L.P. Dr. Schneider has indirect beneficial ownership of these shares. Dr. Schneider disclaims beneficial ownership of the shares beneficially owned by such entities except to the extent of his proportionate partnership interest therein.

 (6) Old Court Limited is the record holder of the shares as custodian for Biotechnology Investments Limited.

 (7) Includes 6,666 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Mr. Brown and 328,069 shares beneficially owned by Mr. Brown subject to a repurchase option in favor of the Company. Such repurchase option lapses with respect to 114,824 shares in September 1996 and 8,886 shares each month thereafter.

 (8) Includes 16,428 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Ms. Dube.

 (9) Includes 64,368 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Mr. Woker.

(10) Includes 45,221 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Mr. MacRae.

(11) Includes 18,704 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Ms. Lahman.

(12) Includes 204,972 shares held by Brentwood Associates V, L.P. and 3,749 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Mr. Chonette. Mr. Chonette, a director of the Company, is a general partner of the General Partner of Brentwood Associates V, L.P. Mr. Chonette disclaims beneficial ownership of the shares beneficially owned by Brentwood Associates V, L.P. except to the extent of his proportionate partnership interest therein.

(13) Includes 877,588 shares beneficially owned by Institutional Venture Partners IV, L.P. and 13,370 shares beneficially owned by Institutional Venture Management IV, L.P. Samuel D. Colella, a director of the Company, is a general partner of the General Partner of Institutional Venture Partners IV, L.P. and Institutional Venture Management IV, L.P. Mr. Colella disclaims beneficial ownership of the shares beneficially owned by such entities except to the extent of his proportionate partnership interest therein. Also includes 3,749 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997, held by Mr. Colella.

(14) Includes 11,850 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Dr. Connell.

(15) Includes 2,187 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Mr. Logan.

(16) Includes 528,105 shares beneficially owned by Domain Partners III, L.P. and 18,484 shares beneficially owned by DP III Associates, L.P. Richard S. Schneider, a director of the Company, is a general partner of One Palmer Square Associates III, L.P., the general partner of Domain Partners III, L.P. and DP III Associates, L.P. Dr. Schneider has indirect beneficial ownership of these shares. Dr. Schneider disclaims beneficial ownership of the shares beneficially owned by such entities except to the extent of his proportionate partnership interest therein. Also includes 546,589 shares beneficially owned by Biotechnology Investments Limited. Old Court Limited is the record holder of the shares as custodian for Biotechnology Investments Limited. Pursuant to a contractual agreement, Domain Associates is the U.S. venture capital advisor to Biotechnology Investments Limited. Dr. Schneider is a general partner of Domain Associates. Domain Associates has neither voting nor investment power over Biotechnology Investments Limited and Dr. Schneider and Domain Associates disclaim beneficial ownership of the Biotechnology Investments Limited shares. Dr. Schneider disclaims beneficial ownership of shares held by One Palmer Square Associates III, L.P. except to the extent of his proportionate partnership interest therein. Also includes 3,749 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997.

(17) Includes 234,351 shares issuable upon exercise of options exercisable within 60 days of February 28, 1997 held by Directors and Executive Officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company entered into an agreement in March 1996 with Guy R. Lowery, a former officer and director of the Company. The agreement provided for resignation, consulting services, and certain amendments to a pledge agreement made in connection with a secured promissory note for $75,000 collateralized by 47,253 shares of Common Stock. Pursuant to the agreement, the principal of and accrued interest on the promissory note were paid with shares of Common Stock, and in connection with such repayment, the Company repurchased 7,585 shares of Common Stock at $11.00 per share.

                                    PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)  1.  FINANCIAL STATEMENTS

           The following Financial Statements of Imagyn Medical, Inc. and Report of Coopers & Lybrand L.L.P., Independent Accountants are filed as part of this report:

               Report of Coopers & Lybrand L.L.P., Independent Accountants

               Consolidated Balance Sheets at December 31, 1996 and 1995

               Consolidated Statements of Operations for the Years Ended
                 December 31, 1996, 1995 and 1994

               Consolidated Statements of Stockholders' Equity for the Years
                 Ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements

       2.  FINANCIAL STATEMENT SCHEDULES

           All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

       3.  EXHIBITS

               Refer to (c) below.

    (B) REPORTS ON FORM 8-K

       The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1996.

    (C) EXHIBITS

 EXHIBIT
   NO.      DESCRIPTION
----------  --------------------------------------------------------------------
 3.4(1)     Restated Certificate of Incorporation of the Registrant.

 3.5        Bylaws of the Registrant, as amended.

 3.6(2)     Certificate of Designations of Rights, Preferences and Privileges of
              Series A Participating Preferred Stock.

 3.7(2)     Preferred Shares Rights Agreement, dated as of November 7, 1996.

 4.1(1)     Specimen Common Stock Certificate.

10.2        1995 Stock Plan and form of Stock Option Agreement thereunder, as amended.

10.3(1)     1996 Director Option Plan and form of Director Option Agreement.

10.4(1)     1996 Employee Stock Purchase Plan and form of Subscription
              Agreement.

10.5(1)     License Agreement dated September 1, 1992 between Otmar Bauer, M.D.
              ("Bauer") and Registrant.

10.6(1)     Amendment dated April 1, 1994 to Exhibit 10.5 between Bauer and
              Registrant.

 EXHIBIT
   NO.      DESCRIPTION
----------  --------------------------------------------------------------------
10.7(1)*    License Agreement dated January 12, 1990 among Baxter International,
              Inc. ("Baxter"), Thomas J. Fogarty ("Fogarty") and Gyntech
              MedSystems, Inc. (predecessor to Registrant).

10.8(1)     Letter Agreement dated October 29, 1992 between Baxter and
              Registrant relating to Exhibit 10.7.

10.9(1)*    Amendment dated September 30, 1992 to Exhibit 10.7 among Baxter,
              Fogarty and Registrant.

10.10(1)    Lease of primary office space dated December 21, 1995 between
              Birtcher Niguel and Registrant.

10.11(1)*   License, Manufacturing and Distribution Agreement dated November 30,
              1992 between Registrant and Terumo Corporation.

10.12(1)*   Distributorship Agreement dated October 23, 1995 between Registrant and United States Surgical Corporation ("USSC").

10.13(1)*   Amendment dated February 20, 1996 to Exhibit 10.12 between USSC and
              Registrant.

10.14(1)    Employment Agreement dated October 10, 1994 between Franklin D.
              Brown and Registrant.

10.15(1)    Employment Agreement dated April 6, 1995 between Kristine F. Lahman and Registrant.

10.16(1)    Employment Agreement dated June 7, 1995 between Christopher Bova and
              Registrant.

10.17(1)    Stock Purchase Agreement dated October 30, 1995 between Franklin D.
              Brown and Registrant.

10.18(1)    Repurchase Agreement dated April 3, 1996 relating to Exhibit 10.17 between Franklin D. Brown and Registrant.

10.19(1)    Form of Indemnification Agreement between Imagyn Medical, Inc., a
              Delaware corporation, and each of its directors and officers.

10.20(1)    Lease of office space dated April 5, 1996 between Birtcher Niguel and Registrant.

22.1(1)     Subsidiaries of Registrant.

23.1        Consent of Coopers & Lybrand L.L.P. Independent Accountants.

24.1        Power of Attorney (see page 67).

27.1        Financial Data Schedule

------------------------

*   Confidential treatment granted.

(1) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-3542, as amended).

(2) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 19, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IMAGYN MEDICAL, INC.

                                By:            /s/ FRANKLIN D. BROWN
                                     -----------------------------------------
                                                 Franklin D. Brown
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Franklin D. Brown and J. C. MacRae, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            SIGNATURE                        TITLE                  DATE
---------------------------------  -------------------------  -----------------

                                   President, Chief
      /s/ FRANKLIN D. BROWN          Executive Officer and
---------------------------------    Director (Principal       March 28, 1997
        Franklin D. Brown            Executive Officer)

                                   Vice President and Chief
        /s/ J. C. MACRAE             Financial Officer
---------------------------------    (Principal Financial      March 28, 1997
          J. C. MacRae               and Accounting Officer)

      /s/ DAVID W. CHONETTE
---------------------------------  Director                    March 28, 1997
        David W. Chonette

      /s/ SAMUEL D. COLELLA
---------------------------------  Director                    March 28, 1997
        Samuel D. Colella

 /s/ ELIZABETH B. CONNELL, M. D.
---------------------------------  Director                    March 28, 1997
   Elizabeth B. Connell, M.D.

        /s/ MARK B. LOGAN
---------------------------------  Director                    March 28, 1997
          Mark B. Logan

 /s/ RICHARD S. SCHNEIDER, PH.D.
---------------------------------  Director                    March 28, 1997
   Richard S. Schneider, Ph.D.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.      DESCRIPTION
----------  --------------------------------------------------------------------
 3.4(1)     Restated Certificate of Incorporation of the Registrant.
 3.5        Bylaws of the Registrant, as amended.
 3.6(2)     Certificate of Designations of Rights, Preferences and Privileges of
              Series A Participating Preferred Stock.
 3.7(2)     Preferred Shares Rights Agreement, dated as of November 7, 1996.
 4.1(1)     Specimen Common Stock Certificate.
10.2        1995 Stock Plan and form of Stock Option Agreement thereunder, as amended.
10.3(1)     1996 Director Option Plan and form of Director Option Agreement.
10.4(1)     1996 Employee Stock Purchase Plan and form of Subscription
              Agreement.
10.5(1)     License Agreement dated September 1, 1992 between Otmar Bauer, M.D.
              ("Bauer") and Registrant.
10.6(1)     Amendment dated April 1, 1994 to Exhibit 10.5 between Bauer and
              Registrant.
10.7(1)*    License Agreement dated January 12, 1990 among Baxter International,
              Inc. ("Baxter"), Thomas J. Fogarty ("Fogarty") and Gyntech
              MedSystems, Inc. (predecessor to Registrant).
10.8(1)     Letter Agreement dated October 29, 1992 between Baxter and
              Registrant relating to Exhibit 10.7.
10.9(1)*    Amendment dated September 30, 1992 to Exhibit 10.7 among Baxter,
              Fogarty and Registrant.
10.10(1)    Lease of primary office space dated December 21, 1995 between
              Birtcher Niguel and Registrant.
10.11(1)*   License, Manufacturing and Distribution Agreement dated November 30,
              1992 between Registrant and Terumo Corporation.
10.12(1)*   Distributorship Agreement dated October 23, 1995 between Registrant and United States Surgical Corporation ("USSC").
10.13(1)*   Amendment dated February 20, 1996 to Exhibit 10.12 between USSC and
              Registrant.
10.14(1)    Employment Agreement dated October 10, 1994 between Franklin D.
              Brown and Registrant.
10.15(1)    Employment Agreement dated April 6, 1995 between Kristine F. Lahman and Registrant.
10.16(1)    Employment Agreement dated June 7, 1995 between Christopher Bova and
              Registrant.
10.17(1)    Stock Purchase Agreement dated October 30, 1995 between Franklin D.
              Brown and Registrant.
10.18(1)    Repurchase Agreement dated April 3, 1996 relating to Exhibit 10.17 between Franklin D. Brown and Registrant.
10.19(1)    Form of Indemnification Agreement between Imagyn Medical, Inc., a
              Delaware corporation, and each of its directors and officers.
10.20(1)    Lease of office space dated April 5, 1996 between Birtcher Niguel and Registrant.
22.1(1)     Subsidiaries of Registrant.
23.1        Consent of Coopers & Lybrand L.L.P. Independent Accountants.
24.1        Power of Attorney (see page 67).
27.1        Financial Data Schedule

------------------------

*   Confidential treatment granted.

(1) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-3542, as amended).

(2) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 19, 1996.