Form 10-Q
period 1997-03-31
IMAGYN MEDICAL INC
filed 1997-05-13
CIK 1012134

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

                           FOR THE PERIOD ENDED MARCH 31, 1997
                                            OR

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
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

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

Yes _X_ No ___

As of May 1, 1997, 8,000,209 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              IMAGYN MEDICAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     a)         Consolidated balance sheets at March 31, 1997 and December 31, 1996

            b)         Consolidated statements of operations for the three month periods ended March 31, 1996 and March
                         31, 1997

            c)         Consolidated statements of cash flows for the three month periods ended March 31, 1996 and March
                         31, 1997

            d)         Notes to consolidated financial statements

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            Signature

                              IMAGYN MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1996            1997
                                                                                    --------------  --------------
                                                                                                     (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $   22,333,227  $   19,982,793
  Short-term cash investments.....................................................      19,019,813      18,374,759
  Accounts receivable, net........................................................       2,002,965         830,960
  Inventories.....................................................................       2,007,527       3,118,462
  Other current assets............................................................         713,461         771,473
                                                                                    --------------  --------------
    Total current assets..........................................................      46,076,993      43,078,447

Long-term cash investments........................................................       4,358,478       5,610,634
Furniture, fixtures and equipment, net............................................       1,412,610       1,497,967
Other assets......................................................................         107,653          55,573
                                                                                    --------------  --------------

Total assets......................................................................  $   51,955,734  $   50,242,621
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $    1,094,758  $    1,388,198
  Accrued salaries and benefits...................................................         386,101         131,384
  Accrued liabilities.............................................................         585,671         528,611
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,066,530       2,048,193
                                                                                    --------------  --------------
Deferred income...................................................................       1,000,000       1,000,000
                                                                                    --------------  --------------

Shareholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding
  Common stock, $0.001 par value, 50,000,000 shares authorized, 7,926,990 issued
    and 7,981,577 outstanding in 1996 and at March 31, 1997, respectively.........           7,935           7,990
  Additional paid in capital......................................................      74,655,334      74,667,288
  Unearned compensation...........................................................        (702,148)       (615,095)
  Amounts due from stockholders...................................................        (120,900)       (120,900)
  Accumulated deficit.............................................................     (24,951,017)    (26,744,854)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................      48,889,204      47,194,428
                                                                                    --------------  --------------
Total liabilities and stockholders' equity........................................  $   51,955,734  $   50,242,621
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED MARCH
                                                                               31,
                                                                     ------------------------
                                                                        1996         1997
                                                                     -----------  -----------
                                                                     (UNAUDITED)  (UNAUDITED)
Net sales..........................................................  $ 1,467,418  $   817,548
Cost of sales......................................................    1,222,261      508,666
                                                                     -----------  -----------
    Gross profit...................................................      245,157      308,882
                                                                     -----------  -----------
Sales and marketing expenses.......................................      746,070    1,126,708
Research and development expenses..................................      739,947    1,019,111
General and administrative expenses................................      446,024      567,274
                                                                     -----------  -----------
                                                                       1,932,041    2,713,093
                                                                     -----------  -----------
    Loss from operations...........................................   (1,686,884)  (2,404,211)
Other income (expense), net:
    Interest income................................................      120,411      611,973
                                                                     -----------  -----------
    Loss before provision for income taxes.........................   (1,566,473)  (1,792,238)
Provision for income taxes.........................................        2,452        1,600
                                                                     -----------  -----------
    Net loss.......................................................  $(1,568,925) $(1,793,838)
                                                                     -----------  -----------
                                                                     -----------  -----------
Net loss per common share and common share equivalent..............  $     (0.29) $     (0.21)
                                                                     -----------  -----------
                                                                     -----------  -----------
Weighted average common shares and common share equivalents
  outstanding......................................................    5,334,000    8,585,000
                                                                     -----------  -----------
                                                                     -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED MARCH
                                                                               31,
                                                                     ------------------------
                                                                        1996         1997
                                                                     -----------  -----------
                                                                     (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
Net loss...........................................................  $(1,568,925) $(1,793,838)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization....................................       51,794      102,444
  Compensation related to stock options vesting....................       87,772       87,053
  (Increase) decrease in accounts receivable.......................     (493,122)   1,172,005
  Increase in inventories..........................................     (191,996)  (1,110,935)
  Increase in other current assets.................................      (27,222)     (58,012)
  (Increase) decrease in other assets..............................     (159,186)      51,480
  Increase in accounts payable.....................................      533,425      293,440
  Increase (decrease) in accrued salaries and benefits.............       11,233     (254,717)
  Increase (decrease) in other accrued liabilities.................      235,182      (57,060)
                                                                     -----------  -----------
    Net cash used by operating activities..........................   (1,521,045)  (1,568,140)
                                                                     -----------  -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment....................      (92,157)    (187,201)
  Purchase of short and long term cash investments.................     (976,133)  (4,946,148)
  Sale of short-term and long-term cash investments................    3,461,249    4,339,046
                                                                     -----------  -----------
Net cash provided (used) by investing activities...................    2,392,959     (794,303)
                                                                     -----------  -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options..........................       45,368       12,009
                                                                     -----------  -----------
    Net cash provided by financing activities......................       45,368       12,009
                                                                     -----------  -----------
Net increase (decrease) in cash and cash equivalents...............      917,282   (2,350,434)
Cash and cash equivalents, beginning...............................    2,359,773   22,333,227
                                                                     -----------  -----------
Cash and cash equivalents, ending..................................  $ 3,277,055  $19,982,793
                                                                     -----------  -----------
                                                                     -----------  -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Income taxes...................................................  $     2,452  $     1,600
                                                                     -----------  -----------
                                                                     -----------  -----------
    Interest.......................................................  $        --  $        --
                                                                     -----------  -----------
                                                                     -----------  -----------
Supplemental schedule of noncash investing and financing
  activities:
Unearned compensation related to stock options granted.............  $   299,043

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

    REVENUE RECOGNITION

    Sales and related cost of goods sold are recognized when goods are shipped to customers. The Company's customers include distributors which sell goods to third-party end-users. The Company is not contractually obligated to repurchase any inventory from its distributors. The Company records a warranty accrual at the time of sale for estimated claims.

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

    SHORT-TERM AND LONG-TERM CASH INVESTMENTS

    The short-term and long-term cash investments are managed by outside brokerage firms and consist primarily of commercial paper, certificates of deposit, and short-term bond instruments. Short-term cash investments have acquired maturities of one year or less, while long-term cash investments have maturities of greater than one year. The carrying amount of short-term and long-term cash investments are the cost plus interest earned as of March 31, 1997, which approximates market value.

                              IMAGYN MEDICAL, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO). Inventories consisted of the following:

                                                     DEC. 31, 1996   MARCH 31, 1997
                                                     -------------   --------------
                                                                      (UNAUDITED)
Raw materials......................................   $1,141,427       $1,416,939
Work in-process....................................      352,903          663,896
Finished goods.....................................      513,197        1,037,627
                                                     -------------   --------------
                                                      $2,007,527       $3,118,462
                                                     -------------   --------------
                                                     -------------   --------------

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

3.  NET LOSS PER SHARE:

    Net loss per common share is based on reported net loss. Such net loss in each period presented is divided by the weighted average number of outstanding common shares which, along with shares issuable under other equity securities, have been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") Topic 4-D. The SAB requires that common stock issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which become issuable during the same period pursuant to the issuance of warrants or grant of stock options (using the treasury stock method), and the issuance of convertible preferred stock, at prices less than the per share initial public offering price be included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented.

4.  INTERIM FINANCIAL STATEMENTS:

    The financial statements at March 31, 1997 and for the three month periods ended March 31, 1996 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Results of the March 31, 1997 period are not necessarily indicative of the results for the entire year or for any other interim period.

                              IMAGYN MEDICAL, INC.

5.  STATEMENTS OF FINANCIAL STANDARDS NOT YET ADOPTED:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

6.  SUBSEQUENT EVENT:

    On April 19, 1997 the Company and Urohealth Systems, Inc. ("Urohealth") entered into an Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of Urohealth would be merged with and into the Company, with the Company surviving the merger and becoming a wholly-owned subsidiary of Urohealth. Pursuant to the Agreement and Plan of Merger, the Company's stockholders will receive 1.0358 shares of Urohealth common stock for each share of Company common stock. The merger is anticipated to be tax-free to Company stockholders and to be accounted for as a pooling of interests. The consummation of the merger is subject to the approval of the stockholders of each company, the expiration of the applicable Hart-Scott-Rodino waiting periods and certain other conditions. The consolidated financial statements as of March 31, 1997 do not reflect any adjustments that may be necessary as a result of the completion of the proposed merger.

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

BACKGROUND

    Imagyn was formed in 1989 to advance the development of gynecological applications of novel catheter technology licensed by the Company from Baxter Healthcare Corporation ("Baxter") and Thomas J. Fogarty, M.D. ("Fogarty"). In 1992, the Company commenced commercial shipments of its Ovation systems, based on this technology, to international distributors for resale to physicians and hospitals.

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

    In September 1996, the Company received 510(k) clearance from the FDA to market its single use MicroSpan hysteroscope sheath in the United States. Following receipt of the 510(k) clearance, the Company commenced the recruitment of direct sales representatives and launched the MicroSpan microhysteroscopy system in the United States on a limited basis.

    On April 19, 1997 the Company and Urohealth Systems, Inc. entered into an Agreement and Plan of Merger whereby the Company would be merged into Urohealth Systems in an exchange of common stock. The boards of directors of both companies have unanimously approved the merger, and subject to the approval of the stockholders of each company and certain other closing conditions, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act, the transaction is expected to close in July, 1997.

    The Company manufactures the Ovation systems and certain of its MicroLap and MicroSpan system products, including its proprietary microlaparoscope, microhysteroscope and micro-access devices, at its manufacturing facilities. The Company has limited manufacturing capacity and may be required to increase both its in-house manufacturing capability and the size of its manufacturing facilities. Although the Company expanded its manufacturing facilities in 1996, there can be no assurance that such facilities will be adequate or that the Company will be able to attract, train and retain the required personnel, including personnel skilled in micro-optics assembly processes. The Company may need to obtain alternative manufacturing facilities or to establish contract manufacturing for its products. Delays associated with, or inability to establish, such capacity could have a material adverse affect on the Company's business, financial condition and results of operations. The Company currently obtains certain components of its product systems from single source suppliers. These components include the optic image fiber used in the MicroLap, a similar version of which is also being used in the MicroSpan, and the medical video camera and light source used in connection with the Ovation tubal recanalization system. There can be no assurance that the Company will not encounter future component shortages or other disruptions in supply of materials. Delays associated with any future raw materials or component shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    NET SALES. Net sales for the three months ended March 31, 1997 decreased to $818,000 from $1.5 million for the three months ended March 31, 1996. The decrease was primarily attributable to the

Company's planned introduction and commencement of shipments of its new model microlaparoscope in the second quarter of 1997. As a direct result of this planned new model microlaparoscope introduction, sales of MicroLap products to USSC during the three months ended March 31, 1997 were $1.0 million less than sales of these products to USSC during the three months ended March 31, 1996. For the three months ended March 31, 1997, 41% of the Company's sales were to international customers; for the three months ended March 31, 1996, 7% of the Company's sales were to international customers. The increase in the percentage of the Company's sales to international customers is primarily the result of the decrease in sales to USSC and the introduction of the Company's MicroSpan products in selected European markets. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC are expected to include sales to international customers made through Autosuture, Inc., a subsidiary of USSC.

    COST OF SALES. Cost of sales for the three months ended March 31, 1997 decreased to $509,000 from $1.2 million for the three months ended March 31, 1996. The decrease in cost of sales was attributable to the decrease in the level of sales for the period.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended March 31, 1997 increased to $1.1 million from $746,000 for the three months ended March 31, 1996. The increase was primarily associated with a increase in promotional expenditures and the expenses associated with direct sales personnel.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 1997 increased to $1.0 million from $740,000 for the three months ended March 31, 1996. This increase was attributable to increased expenditures for product development and enhancements, including costs and expenses associated with initial production of the Company's new model microlaparoscope.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1997 increased to $567,000 from $446,000 for the three months ended March 31, 1996. The increase was primarily the result of the amortization of non-cash deferred compensation charges associated with grants of stock options to employees, the hiring of additional personnel and other ongoing expenses associated with the Company's public reporting requirements.

    INTEREST INCOME (EXPENSE), NET. Net interest income for the three months ended March 31, 1997 increased to $612,000 from $120,000 for the three months ended March 31,1996. This increase was attributable to interest earned on higher cash balances held by the Company during the three months ended March 31, 1997.

INCOME TAXES

    The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1996 have been established in each period to reflect these uncertainties.

    At December 31, 1996, the Company had federal and state net operating loss carryforwards of $16.5 million and $8.0 million, respectively, and federal and state research and experimentation credit carryforwards of $387,000 and $276,000, respectively, that will expire at various dates beginning in 1997 through 2010, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to a substantial annual limitation due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation is likely to result in the expiration of most of the Company's net operating loss and tax credit carryforwards before full utilization as a result of the ownership change brought about by the September 1995 recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its net sales, resulting in an accumulated deficit of $26.7 million as of March 31, 1997. The Company has funded its operations since incorporation primarily through the private placement of equity securities, the net proceeds of the June 1996 initial public offering and other operating income. Through March 31, 1997, the Company had raised $30.3 million from the private placement of equity securities. Through March 31, 1997, the Company had received $5.6 million in fees relating to two distribution agreements. In June, 1996, the Company completed an initial public offering of 3,162,500 shares of Common Stock raising net proceeds of approximately $43 million.

    At March 31, 1997, the Company's principal source of liquidity consisted of cash, cash equivalents and short-term investments of $38.3 million. Cash used in the Company's operations was $1.6 million for the three months ended March 31, 1997 and $1.5 million for the three months ended March 31, 1996. The Company's capital expenditures during the three months ended March 31, 1997 and the three months ended March 31, 1996 were $187,000 and $92,000, respectively. The Company intends to finance its capital needs principally by its existing capital resources. The Company has not sought to obtain any credit facilities to provide additional working capital.

    If the merger with Urohealth is not consummated, the Company believes that existing capital resources will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the resources that the Company devotes to marketing, manufacturing and developing its products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and the resources required to expand manufacturing capacity and facilities requirements. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional funding, if needed, will be available on terms satisfactory to the Company, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

    The Company is substantially dependent upon the success and market acceptance of its MicroLap microlaparoscopy system, MicroSpan microhysteroscopy system and Ovation systems. The Company's MicroSpan and Ovation systems have generated limited revenue to date and the Ovation system has not been commercially introduced in the United States. The Company believes that physicians will not use the Company's product systems unless they determine that such product systems and the procedures in which they are intended to be used are safe and effective alternatives to current hospital-based procedures and demonstrate clinical utility, and can be used in a cost-effective manner. There can be no assurance that any of the Company's existing or future products will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States regulatory and reimbursement approvals are obtained.

    The Company believes that market acceptance of the MicroLap system will depend on the Company's and USSC's ability to provide evidence to the medical community of the effectiveness of micro-invasive laparoscopic procedures and of the benefits to patients, physicians and payors of such micro-invasive surgery performed outside the hospital. Market acceptance will also be dependent upon the durability and performance of the MicroLap. The Company believes that market acceptance of its MicroSpan system will depend on the Company's ability to demonstrate the utility of diagnostic and operative hysteroscopy. In particular, market acceptance of diagnostic microhysteroscopy may be limited because some physicians and payors view hysterectomy, the surgical removal of the uterus, as the appropriate therapy for a variety of uterine disorders as a hysterectomy precludes the recurrence of the uterine disorders it was performed to treat. Such physicians or payors may be reluctant to perform or pay for diagnostic microhysteroscopy to visualize the uterus if the ultimate treatment outcome is likely to be a hysterectomy. In addition, several less-invasive alternatives to operative hysteroscopy are either under development, in clinical trials or have recently been introduced. Market acceptance of diagnostic use of the MicroSpan system may also therefore be dependent upon acceptance of these less invasive alternatives to hysterectomy. Market acceptance of the MicroLap and MicroSpan systems will also be dependent upon the willingness of physicians to perform laparoscopic and hysteroscopic procedures, which have traditionally been performed in the hospital under general anesthesia, in an office or clinic. Such market acceptance may also be dependent upon the ability of MicroLap laparoscopes and MicroSpan microhysteroscopes to be used with a broad variety of sterilization methods. Addition of other sterilization methods to the MicroLap microlaparoscope and MicroSpan Microhysteroscope labeling may require submission of a new 510(k) clearance application to the FDA. Preferred sterilization methods may differ among users of the Company's products with, for example, physician's offices preferring different methods than hospitals or surgery centers. The MicroLap microlaparoscope is not currently labeled for use with all sterilization methods, and the Company is aware that certain users of its products are using, and prefer to use, other sterilization methods. In addition, physician acceptance of microlaparoscopy and microhysteroscopy may be affected by the unwillingness of physicians to perform these procedures under conscious sedation rather than under general anesthesia, availability in the physician's office of necessary ancillary capital equipment such as medical video cameras and light sources, and availability of a sufficiently large patient base to support an office-based microsurgery practice.

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

    The Company has experienced significant operating losses since inception and, as of March 31, 1997, had an accumulated deficit of $26.7 million. The Company expects to incur substantial additional losses due to increased operating expenditures primarily attributable to the expansion of marketing, sales, manufacturing and research and development activities. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the

Company's products gain market acceptance, the timing and volume of orders from USSC, Terumo, other international distributors and the Company's other customers, actions relating to regulatory and reimbursement matters, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the absence of a backlog of orders. Results of operations will also depend upon the amount of royalties payable under the license from Baxter and Fogarty relating to the linear everting catheter technology used in the Ovation systems. There can be no assurance that the Company will successfully commercialize any of its current products or any future products or achieve significant revenues or profitability. Profitability, if achieved, may not be sustained.

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

    The manufacture and sale of medical devices, such as the Company's MicroLap system, MicroSpan microhysteroscopy system and Ovation linear everting catheter systems, are subject to extensive regulation by numerous government authorities, both in the United States and internationally. In the United States, the principal regulatory authority is the FDA. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. The FDA requires companies desiring to market a new medical device or an existing medical device for a change in intended use to obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such medical device into the market. As of March 31, 1997, the Company had received fourteen 510(k) clearances for certain diagnostic and/or therapeutic indications of its microlaparoscopy, microhysteroscopy and linear everting catheter product systems. The Company anticipates that it will be required to file 510(k) premarket notifications and PMA applications for future products and for new indications for, and changes to, existing products. There can be no assurance that the Company will be able to obtain any such 510(k) clearances or PMA approvals in a timely fashion or at all. Moreover, regulatory approvals and clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    In the United States, hospitals, physicians and other health care providers that purchase medical devices, such as Company's products, generally rely on third-party payors, principally private health insurance plans and, to a lesser extent, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the medical device is being used.

    Reimbursement in the United States for procedures performed in hospitals, ambulatory care centers or physicians' offices using the Company's microlaparoscopy products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing procedure codes. However, there is currently no specific reimbursement code for office-based microlaparoscopy procedures. Third-party reimbursement for the Company's products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. The Company believes that procedures performed using Company's MicroSpan system could be reimbursed in the United States under existing procedure codes for diagnostic and therapeutic hysteroscopy procedures. However, there can be no assurance that such procedure codes will be available with respect to the Company's products or that the reimbursement under these codes will be adequate. To the extent cost containment measures imposed by third party payors adversely affect the hospital and private practice markets, demand for and pricing of the Company's products could be adversely affected as well.

    The medical device industry and the market for treatment of gynecological disorders and infertility, in particular, are intensely competitive and characterized by rapidly evolving technology. The Company expects competition for devices to diagnose and treat gynecological and female reproductive disorders to increase. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive, or that such competitors will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

    There can be no assurance that the pending merger with Urohealth will be consummated or that, if consummated, it will result in any operating or strategic benefits. In addition, in connection with the definitive agreement entered into with Urohealth and the pending merger, the Company has incurred and expects to incur substantial direct transaction costs including investment banking, legal, accounting and other fees. These transactions costs will have a short-term adverse effect upon the financial results of the Company.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    none

ITEM 2.  CHANGES IN SECURITIES

    none

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

    none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    none

ITEM 5.  OTHER INFORMATION

    none

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    27.1  Financial Data Schedule

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imagyn Medical, Inc.

By:        /s/ J. C. MACRAE
           -------------------------------------------
           J. C. MacRae
           Vice President, Chief Financial Officer
           (Principal Financial and Principal
           Accounting Officer)