Form 10-Q
period 1997-06-30
IMAGYN MEDICAL INC
filed 1997-08-14
CIK 1012134

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

                            FOR THE PERIOD ENDED JUNE 30, 1997
                                            OR

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

Yes _X_ No ___

As of July 31, 1997, 8,061,999 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              IMAGYN MEDICAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     a)         Consolidated balance sheets at June 30, 1997 and December 31, 1996

            b)         Consolidated statements of operations for the three month periods ended June 30, 1996 and June
                         30, 1997 and the six month periods ended June 30, 1996 and June 30, 1997

            c)         Consolidated statements of cash flows for the six month periods ended June 30, 1996 and June 30,
                         1997

            d)         Notes to interim consolidated financial statements

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            Signature

                              IMAGYN MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,      JUNE 30,
                                                                                         1996            1997
                                                                                    --------------  --------------
                                                                                                     (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $   22,333,227  $   12,423,732
  Short-term cash investments.....................................................      19,019,813      21,223,053
  Accounts receivable, net........................................................       2,002,965       1,622,761
  Inventories.....................................................................       2,007,527       4,135,481
  Other current assets............................................................         713,461         621,652
                                                                                    --------------  --------------
    Total current assets..........................................................      46,076,993      40,026,679

Long-term cash investments........................................................       4,358,478       5,630,671
Furniture, fixtures and equipment, net............................................       1,412,610       1,463,303
Other assets......................................................................         107,653          24,318
                                                                                    --------------  --------------

Total assets......................................................................  $   51,955,734  $   47,144,971
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $    1,094,758  $    1,346,492
  Accrued salaries and benefits...................................................         386,101         353,184
  Accrued liabilities.............................................................         585,671         490,829
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,066,530       2,190,505
                                                                                    --------------  --------------
Deferred income...................................................................       1,000,000       1,000,000
                                                                                    --------------  --------------

Shareholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    7,934,995 and 8,059,007 issued and outstanding in 1996 and at June 30, 1997,
    respectively..................................................................           7,935           8,059
  Additional paid in capital......................................................      74,655,334      74,702,256
  Unearned compensation...........................................................        (702,148)       (528,555)
  Amounts due from stockholders...................................................        (120,900)       (120,900)
  Accumulated deficit.............................................................     (24,951,017)    (30,106,394)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................      48,889,204      43,954,466
                                                                                    --------------  --------------
Total liabilities and stockholders' equity........................................  $   51,955,734  $   47,144,971
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         ---------------------------  ----------------------------
                                                             1996          1997           1996           1997
                                                         ------------  -------------  -------------  -------------
                                                                 (UNAUDITED)                  (UNAUDITED)
Net sales..............................................  $  2,505,202  $   1,107,875  $   3,972,620  $   1,925,423
Cost of sales..........................................     1,589,031        934,165      2,811,292      1,442,831
                                                         ------------  -------------  -------------  -------------
    Gross profit.......................................       916,171        173,710      1,161,328        482,592
                                                         ------------  -------------  -------------  -------------
Sales and marketing expenses...........................       628,765      1,877,024      1,374,835      3,003,733
Research and development expenses......................       681,113      1,099,524      1,421,060      2,118,634
General and administrative expenses....................       433,910      1,169,947        879,934      1,737,220
                                                         ------------  -------------  -------------  -------------
                                                            1,743,788      4,146,495      3,675,829      6,859,587
                                                         ------------  -------------  -------------  -------------
    Loss from operations...............................      (827,617)    (3,972,785)    (2,514,501)    (6,376,995)
Other income (expense), net:
  Interest income......................................       219,416        583,272        339,827      1,195,245
  Other income.........................................             0         29,960              0         29,960
                                                         ------------  -------------  -------------  -------------
    Other income (expense), net........................       219,416        613,232        339,827      1,225,205
                                                         ------------  -------------  -------------  -------------
    Loss before provision for income taxes.............      (608,201)    (3,359,553)    (2,174,674)    (5,151,790)
Provision for income taxes.............................         1,600          1,987          4,052          3,587
                                                         ------------  -------------  -------------  -------------
    Net loss...........................................  $   (609,801) $  (3,361,540) $  (2,178,726) $  (5,155,377)
                                                         ------------  -------------  -------------  -------------
                                                         ------------  -------------  -------------  -------------
Net loss per common share and common share
  equivalent...........................................  $      (0.10) $       (0.38) $       (0.38) $       (0.59)
                                                         ------------  -------------  -------------  -------------
                                                         ------------  -------------  -------------  -------------
Weighted average common shares and common share
  equivalents outstanding..............................     6,225,000      8,808,000      5,804,000      8,782,000
                                                         ------------  -------------  -------------  -------------
                                                         ------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              IMAGYN MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED JUNE
                                                                              30,
                                                                    ------------------------
                                                                       1996         1997
                                                                    -----------  -----------
                                                                          (UNAUDITED)
Cash flows from operating activities:
Net loss..........................................................  $(2,178,726) $(5,155,377)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization...................................      102,857      206,125
  Compensation related to stock options vesting...................      175,543      173,593
  Decrease (increase) in accounts receivable......................     (672,429)     380,204
  Increase in inventories.........................................     (738,599)  (2,127,954)
  Decrease (increase) in other current assets.....................     (277,843)      91,809
  Decrease (increase) in other assets.............................     (209,767)      82,135
  Increase (decrease) in accounts payable.........................     (527,557)     251,734
  Decrease in accrued salaries and benefits.......................      (19,380)     (32,917)
  Decrease in other accrued liabilities...........................      (18,305)     (94,842)
                                                                    -----------  -----------
    Net cash used by operating activities.........................   (3,233,722)  (6,225,490)
                                                                    -----------  -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment...................     (329,645)    (255,618)
  Purchase of short-term investments..............................   (2,702,207) (16,575,248)
  Sale of short-term investments..................................    5,417,383   13,099,815
  Increase in restricted cash.....................................     (186,325)           0
                                                                    -----------  -----------
    Net cash provided (used) by investing activities..............    2,199,206   (3,731,051)
                                                                    -----------  -----------
Cash flows from financing activities:
  Proceeds from sale of common stock..............................   47,437,500            0
  Costs of equity issuances.......................................   (4,017,348)           0
  Proceeds from exercise of stock options.........................       45,368       26,392
  Proceeds from shares issued under employee stock purchase
    plan..........................................................            0       20,654
                                                                    -----------  -----------
    Net cash provided by financing activities.....................   43,465,520       47,046
                                                                    -----------  -----------
Net increase (decrease) in cash and cash equivalents..............   42,431,004   (9,909,495)
Cash and cash equivalents, beginning..............................    2,359,773   22,333,227
                                                                    -----------  -----------
Cash and cash equivalents, ending.................................  $44,790,777  $12,423,732
                                                                    -----------  -----------
                                                                    -----------  -----------
Supplemental schedule of noncash investing and financing
  activities:
Exchange of convertible redeemable preferred stock for common stock...........................................................  $ 9,935,981
Unearned compensation related to stock options granted............      299,043
Settlement of amounts due from stockholder........................       83,435
Costs of equity issuances not yet paid............................      331,002

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

    SHORT TERM AND LONG TERM CASH INVESTMENTS

    The short-term and long-term cash investments are managed by outside brokerage firms and consist primarily of commercial paper, certificates of deposit, and short-term bond instruments. Short-term cash investments have acquired maturities of one year or less, while long-term cash investments have maturities of greater than one year. The carrying amount of short-term and long-term cash investments are the cost plus interest earned as of June 30, 1997, which approximates market value.

                              IMAGYN MEDICAL, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventories consisted of the following:

                                                      DEC. 31, 1996   JUNE 30, 1997
                                                      -------------   --------------
                                                                       (UNAUDITED)
Raw materials.......................................   $1,141,427       $1,908,812
Work in-process.....................................      352,903        1,036,795
Finished goods......................................      513,197        1,189,874
                                                      -------------   --------------
                                                       $2,007,527       $4,135,481
                                                      -------------   --------------
                                                      -------------   --------------

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

4.  INTERIM FINANCIAL STATEMENTS:

    The financial statements at June 30, 1997 and for the three and six month periods ended June 30, 1996 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Results of the June 30, 1997 period are not necessarily indicative of the results for the entire year.

                              IMAGYN MEDICAL, INC.

5.  STATEMENTS OF FINANCIAL STANDARDS NOT YET ADOPTED:

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, established standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting and disclosures.

6.  PENDING MERGER AND SUBSEQUENT EVENT:

    On April 19, 1997 the Company and Urohealth Systems, Inc. ("Urohealth") entered into an
Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of Urohealth would be merged with and into the Company, with the Company surviving the merger and becoming a wholly-owned subsidiary of Urohealth. Pursuant to the Agreement and Plan of Merger as executed on April 19, 1997, the Company's shareholders were to receive 1.0358 shares of Urohealth common stock for each share of Company common stock. On July 17, 1997, the Company and Urohealth amended the Agreement and Plan of Merger to provide that the Company's stockholders will receive 1.40 shares of Urohealth common stock for each share of Company common stock. The merger is anticipated to be tax-free to Company shareholders and to be accounted for as a pooling of interests. The consummation of the merger is subject to the approval of the stockholders of each company and certain other conditions. The consolidated financial statements as of June 30, 1997 do not reflect any adjustments that may be necessary as a result of the completion of the proposed merger.

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

    In September 1996, the Company received 510(k) clearance from the FDA to market its single use MicroSpan microhysteroscope sheath in the United States. Following receipt of the 510(k) clearance, the Company commenced the recruitment of direct sales representatives and launched the MicroSpan microhysteroscopy system in the United States on a limited basis.

    On April 19, 1997 the Company and Urohealth Systems, Inc. entered into an Agreement and Plan of Merger whereby the Company would be merged into Urohealth Systems in an exchange of common stock. On July 17, 1997 the Company and Urohealth Systems amended the Agreement and Plan of Merger. Under the amended Agreement and Plan of Merger, the Company's stockholders will receive 1.4 shares of Urohealth common stock for each share of the Company's common stock. The boards of directors of both companies have unanimously approved the merger and the amended terms of the Agreement and Plan of Merger, and subject to the approval of the stockholders of each company and certain other closing conditions, the transaction is expected to close in September, 1997. The merger is anticipated to be tax free to the Company's stockholders and to be accounted for as a pooling of interests.

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

    Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which the Company's products gain market acceptance, the timing and volume of orders from USSC, Terumo, other international distributors and the Company's other customers, actions relating to regulatory and reimbursement matters, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the absence of a backlog of orders. In addition, sales to USSC for the first six months were, and for the remainder of 1997, are expected to be below those for comparable periods of 1996 due primarily to Imagyn's introduction of its new model microlaparoscope in the second quarter of 1997 and USSC's decision not to purchase non-proprietary MicroLap instrumentation and disposable products from Imagyn in 1997. Results of operations will also depend upon the amount of royalties payable under the license from Baxter and Fogarty relating to the linear everting catheter technology used in the Ovation systems. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next twelve months as the Company continues to expend substantial resources to expand its marketing and sales activities in the United States and fund research and development and the introduction of new products.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    NET SALES. Net sales for the three months ended June 30, 1997 decreased to $1.1 million from $2.5 million for the three months ended June 30, 1996. The decrease was primarily attributable to the Company's introduction and commencement of shipments of its new model microlaparoscope during the second quarter of 1997 and USSC's decision not to purchase non-proprietary MicroLap instrumentation and disposable products from the Company in 1997. As a result, sales of MicroLap products to USSC during the three months ended June 30, 1997 were $2.0 million less than sales of these products to USSC during the three months ended June 30, 1996. For the three months ended June 30, 1997, 47% of the Company's sales were to international customers; for the three months ended June 30, 1996, 41% of the Company's sales were to international customers. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC are expected to include sales to international customers made through Autosuture, Inc., a subsidiary of USSC.

    COST OF SALES. Cost of sales for the three months ended June 30, 1997 decreased to $934,000 from $1.6 million for the three months ended June 30, 1996. The decrease in cost of sales was attributable to the decrease in the level of sales for the period. Cost of sales for the three months ended June 30, 1997 also included non-recurring production costs associated with the Company's start-up manufacture of its new model microlaparoscope.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 1997 increased to $1.8 million from $629,000 for the three months ended June 30, 1996. The increase was primarily associated with a increase in promotional expenditures and the expenses associated with direct sales personnel.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 1997 increased to $1.1 million from $681,000 for the three months ended June 30, 1996. This increase was attributable to increased expenditures for product development and enhancements, including costs and expenses associated with initial production of the Company's new model microlaparoscope.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1997 increased to $1.2 million from $434,000 for the three months ended June 30, 1996. The increase was primarily the result of non-recurring expenses associated with the pending merger with Urohealth Systems, the amortization of non-cash deferred compensation charges associated with grants of stock options to employees, the hiring of additional personnel and other ongoing expenses associated with the Company's public reporting requirements.

    OTHER INCOME (EXPENSE), NET. Net other income for the three months ended June 30, 1997 increased to $613,000 from $219,000 for the three months ended June 30, 1996. This increase was attributable to interest income earned on higher cash balances held by the Company during the three months ended June 30, 1997.

    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    NET SALES. Net sales for the six months ended June 30, 1997 decreased to $1.9 million from $4.0 million for the six months ended June 30, 1996. The decrease was primarily attributable to the Company's introduction and commencement of shipments of its new model microlaparoscope during the second quarter of 1997 and USSC's decision not to purchase non-proprietary MicroLap instrumentation and disposable products from the Company in 1997. As a result, sales of MicroLap products to USSC during the six months ended June 30, 1997 were $3.0 million less than sales of these products to USSC during the six months ended June 30, 1996. For the six months ended June 30, 1997, 45% of the Company's sales were to international customers; for the six months ended June 30, 1996, 8% of the Company's sales were to international customers. The increase in the percentage of the Company's sales to international customers is primarily the result of the decrease in sales to USSC, the increase in sales to Terumo and the introduction of the Company's MicroSpan products in Europe. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC are expected to include sales to international customers made through Autosuture, Inc., a subsidiary of USSC.

    COST OF SALES. Cost of sales for the six months ended June 30, 1997 decreased to $1.4 million from $2.8 million for the six months ended June 30, 1996. The decrease in cost of sales was attributable to the decrease in the level of sales for the period. Cost of sales for the six months ended June 30, 1997 also included non-recurring production costs associated with the Company's start-up manufacture of its new model microlaparoscope.

    SALES AND MARKETING. Sales and marketing expenses for the six months ended June 30, 1997 increased to $3.0 million from $1.4 million for the six months ended June 30, 1996. The increase was primarily associated with a increase in promotional expenditures and the expenses associated with direct sales personnel.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended June 30, 1997 increased to $2.1 million from $1.4 million for the six months ended June 30, 1996. This increase was attributable to increased expenditures for product development and enhancements, including costs and expenses associated with initial production of the Company's new model microlaparoscope.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1997 increased to $1.7 million from $880,000 for the six months ended June 30, 1996. The increase was primarily the result of non-recurring expenses associated with the pending merger with Urohealth Systems, the amortization of non-cash deferred compensation charges associated with grants of stock options to employees, the hiring of additional personnel and other ongoing expenses associated with the Company's public reporting requirements.

    OTHER INCOME (EXPENSE), NET. Net other income for the six months ended June 30, 1997 increased to $1.2 million from $340,000 for the six months ended June 30, 1996. This increase was attributable to interest income earned on higher cash balances held by the Company during the six months ended June 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its net sales, resulting in an accumulated deficit of $30.1 million as of June 30, 1997. The Company has funded its operations since incorporation primarily through the private placement of equity securities, the net proceeds of the June 1996 initial public offering and other operating income. Through June 30, 1997, the Company had raised $30.3 million from the private placement of equity securities. Through June 30, 1997, the Company had received $5.6 million in fees relating to two distribution agreements. In June, 1996, the Company completed an initial public offering of 3,162,500 shares of Common Stock raising net proceeds of approximately $43 million.

    At June 30, 1997, the Company's principal source of liquidity consisted of cash, cash equivalents and short-term investments of $33.6 million. Cash used in the Company's operations was $6.2 million for the six months ended June 30, 1997 and $3.2 million for the six months ended June 30, 1996. The Company's capital expenditures during the six months ended June 30, 1997 and the six months ended June 30, 1996 were $256,000 and $330,000, respectively. The Company intends to finance its capital needs principally by its existing capital resources. The Company has not sought to obtain any credit facilities to provide additional working capital.

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

    The Company has experienced significant operating losses since inception and, as of June 30, 1997, had an accumulated deficit of $30.1 million. The Company expects to incur substantial additional losses due to increased operating expenditures primarily attributable to the expansion of marketing, sales, manufacturing and research and development activities. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products gain market acceptance, the timing and volume of orders from USSC, Terumo, other international distributors and the Company's other customers, actions relating to regulatory and reimbursement matters, introduction of alternative means for microlaparoscopy, microhysteroscopy and fallopian tube visualization by competitors of the Company, pricing of competitive products, the cost and effect of promotional discounts and marketing programs in which the Company may be required to engage and the absence of a backlog of orders. Results of operations will also depend upon the amount of royalties payable under the license from Baxter and Fogarty relating to the linear everting catheter technology used in the Ovation systems. There can be no assurance that the Company will successfully commercialize any of its current products or any future products or achieve significant revenues or profitability. Profitability, if achieved, may not be sustained.

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

    The manufacture and sale of medical devices, such as the Company's MicroLap system, MicroSpan microhysteroscopy system and Ovation linear everting catheter systems, are subject to extensive regulation by numerous government authorities, both in the United States and internationally. In the United States, the principal regulatory authority is the FDA. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. The FDA requires companies desiring to market a new medical device or an existing medical device for a change in intended use to obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such medical device into the market. As of June 30, 1997, the Company had received seventeen 510(k) clearances for certain diagnostic and/or therapeutic indications of its microlaparoscopy, microhysteroscopy and linear everting catheter product systems. The Company anticipates that it will be required to file 510(k) premarket notifications and PMA applications for future products and for new indications for, and changes to, existing products. There can be no assurance that the Company will be able to obtain any such 510(k) clearances or PMA approvals in a timely fashion or at all. Moreover, regulatory approvals and clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    27.1  Financial Data Schedule

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1997.

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